Form 10-Q
period 1998-09-30
PLAINWELL INC
filed 1998-11-17
CIK 1058581

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998


OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


SECURITIES EXCHANGE ACT OF 1934
   For the transition period from         to        .



Commission file number 333-51857

--------------------------------------------------------------------------------


                                 PLAINWELL INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                             38-3391489
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     200 Allegan Street
     Plainwell, Michigan                    49080
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: 616-685-2500

Not Applicable
   (Former name, former address, and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / / .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998: 500 shares, $1 par value Common outstanding

                                 PLAINWELL INC.
                                    FORM 10-Q
                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                      INDEX

                                                                                  PAGE
--------------------------------------------------------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements


        Condensed Statements of Operations - Three Months ended September 30,
        1998 and September 30, 1997 and nine months ended September 30, 1998, period from June 17, 1997 (date of inception) to September 30, 1997 and
        period from December 30, 1996 to June 16, 1997 (predecessor)                3

        Condensed Balance Sheets at September 30, 1998 and December 31, 1997        4

        Condensed Statements of Cash Flows - Nine months ended September 30, 1998 and period from June 17, 1997 (date of inception) to September 30, 1997,
        and period from December 30, 1996 to June 16, 1997 (predecessor)            5

        Notes to Condensed Financial Statements                                     7


Item 2. Management's Discussion and Analysis of Financial Position and Results of
        Operations                                                                 15


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                          20

Item 4. Submission of Matters to a Vote of Security Holders                        20

Item 6. Exhibits and Reports on Form 8-K                                           20

        Signature                                                                  21

PART I
                                 PLAINWELL INC.
                            STATEMENTS OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)





                                                                                                         PREDECESSOR
                                                                                          Period from    -----------
                                                                                            June 17,        Period
                                                                            Nine              1997           from
                                            Three months ended              months      (inception date)    December
                                          --------------------------        ended            Through        30, 1996 to
                                           September       September       September        September       June 16,
                                           30, 1998        30, 1997        30, 1998         30, 1997          1997
                                          ---------        ---------       ---------        ---------       ---------
Net sales                                 $  55,797        $  22,626       $ 140,924        $  25,843       $  40,795
Cost of sales                                48,552           18,793         122,605           21,480          34,231
                                          ---------        ---------       ---------        ---------       ---------
Gross profit                                  7,245            3,833          18,319            4,363           6,564

Selling, general and
   administrative expenses                    4,564            1,437          11,485            1,666           2,263
Amortization of
   intangible assets                            269              117             684              137            --
                                          ---------        ---------       ---------        ---------       ---------

   Operating income                           2,412            2,279           6,150            2,560           4,301
Interest expense, net                         3,968              519           9,612              591             124
                                          ---------        ---------       ---------        ---------       ---------

Income (loss) before                         (1,556)           1,760          (3,462)           1,969           4,177
   taxes and
   extraordinary item
Income tax expense                             (279)             673            (818)             748           1,655
   (benefit)
                                          ---------        ---------       ---------        ---------       ---------
Income (loss) before
   extraordinary Item                        (1,277)           1,087          (2,644)           1,221           2,522
Extraordinary item, net
   of tax                                      --               --               597             --              --
                                          ---------        ---------       ---------        ---------       ---------
   Net income (loss)                      $  (1,277)       $   1,087       $  (3,241)       $   1,221       $   2,522
                                          =========        =========       =========        =========       =========



            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                                 BALANCE SHEETS
                             (Thousands of Dollars)



                                                   September 30,   December 31,
                                                       1998             1997
                                                    ---------        ---------
                                                    (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                        $   1,651        $     772
   Accounts receivable, net                            19,539            6,473
   Inventories                                         31,163           10,681
   Other                                                2,178            2,244
                                                    ---------        ---------
   Total current assets                                54,531           20,170

Net property, plant and equipment                     138,840           24,594
Goodwill                                               15,655             --
Other assets                                           15,303            7,128
                                                    ---------        ---------
   Total assets                                     $ 224,329        $  51,892
                                                    =========        =========


LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                 $  13,482        $   7,857
   Accrued liabilities                                 13,629            3,876
   Current maturities of long-term debt                  --              3,000
                                                    ---------        ---------
   Total current liabilities                           27,111           14,733
                                                    ---------        ---------

Long-term debt                                        155,044           20,839
Other long-term liabilities                            11,743            8,132
Deferred income taxes                                   4,772             --
                                                    ---------        ---------
   Total liabilities                                  198,670           43,704
                                                    ---------        ---------

Shareholder's equity:
   Common stock $1 par value, authorized                    1                1
      1,000 shares, issued and
      outstanding 500 shares
   Paid-in capital                                     32,973            7,973
   Retained earnings (Accumulated deficit)             (7,315)             214
                                                    ---------        ---------
   Total shareholder's equity                          25,659            8,188
                                                    ---------        ---------
   Total liabilities and shareholder's equity       $ 224,329        $  51,892
                                                    =========        =========

            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                        Period from       PREDECESSOR
                                                                        June 17, 1997     -----------
                                                           Nine          (inception         Period
                                                           months           date)            from
                                                           ended            Through         December
                                                          September        September       30, 1996 to
                                                          30, 1998         30, 1997       June 16, 1997
                                                          ---------        ---------      -------------
(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                         $  (3,241)       $   1,221        $   2,522
Adjustments to reconcile net income
     (loss), to net cash provided by
     (used in) operating activities:
   Extraordinary item                                           597             --               --
   Depreciation and amortization                              7,375              431            1,070
   Amortization of deferred financing costs                     684                              --
   Deferred income tax charges                                 --                 68              294
   Changes in operating assets and liabilities              (11,968)          (4,577)          (3,875)
                                                          ---------        ---------        ---------
Net cash provided by (used in) operating activities          (6,553)          (2,857)              11
                                                          ---------        ---------        ---------

INVESTING ACTIVITIES:
Capital expenditures                                         (2,888)             (84)             (66)
Purchase of Consumer Products Division                     (122,317)            --               --
Other                                                          --               (170)              55
                                                          ---------        ---------        ---------
Net cash used in investing activities                      (125,205)            (254)             (11)
                                                          ---------        ---------        ---------

FINANCING ACTIVITIES:
Net borrowings (payments) under                              (4,095)           5,182             --
   revolving lines of credit
Repayment of term loan                                      (13,500)            --               --
Issuance of long-term debt                                  130,000             --               --
Deferred finance costs incurred                                (480)            --               --
Capital contribution                                         25,000             --               --
Dividends paid                                               (4,288)            --               --
                                                          ---------        ---------        ---------
Net cash provided by financing activities                   132,637            5,182             --
                                                          ---------        ---------        ---------
Net increase in cash and cash equivalents                       879            2,071             --
                                                          ---------        ---------        ---------

Cash and cash equivalents at beginning of period          $     772        $    --          $    --
                                                          ---------        ---------        ---------
Cash and cash equivalents at end of period                $   1,651        $   2,071        $    --
                                                          =========        =========        =========

Supplemental disclosure of cash flow
information-

Cash paid for interest                          $   8,215      $    947    $      124
Cash paid (received) for income taxes           $    (110)     $  1,157    $        -

            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998



NOTE 1.  BASIS OF PRESENTATION

PLAINWELL INC. (the Company) was formed on March 6, 1998. The Company is a wholly owned subsidiary of Plainwell Holding Company (Holdings). Effective March 6, 1998, Plainwell Paper Company merged with and into the Company and its business operates as the Specialty Paper Division of the Company. In addition, also effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc. This business operates as the Consumer Products Division of the Company.

On June 16, 1997, Holdings acquired from Simpson Paper Company (Simpson), in a series of transactions, 100% of the common stock of Plainwell Paper Company and certain inventories for $16,638,000 in cash, the assumption of other liabilities of $6,572,000 the issuance of $4.0 million of Series A Preferred Stock and an estimated amount payable to the seller of $1,771,000. The total purchase price, including the costs of the acquisition, was $33,467,000. The acquisition has been accounted for using the purchase method of accounting, and the allocation of the purchase price has been pushed down to the reporting entity. The purchase price has been allocated to the estimated fair values of the underlying assets acquired and liabilities assumed. Such allocations were based on appraisals, evaluations, and other studies. The purchase cost was less than the estimated fair value of the net assets acquired. For financial reporting purposes, current assets were recorded at fair value and the residual was allocated to noncurrent assets.

The historic financial statements of the Plainwell Paper Company are presented as the historic financial statements of the Company for the three months ended September 30, 1997 and the period from June 17, 1997 (inception date) through September 30, 1997. The financial statements of Plainwell Paper Company for the period from December 30, 1996 through June 16, 1997 (predecessor) during the period owned by Simpson are also presented. The predecessor financial statements do not include the purchase price allocation related to the June 16, 1997 acquisition. The historic information of the Company for the three months and nine months ended September 30, 1998 include the results of the Consumer Products Division beginning with the acquisition date (March 6, 1998).

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that might be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes for the period from June 17, 1997 through December 31, 1997 included in the Company's S-4 Registration dated September 3, 1998.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2.  ACQUISITIONS

Effective March 6, 1998, the Company purchased substantially all of the assets properties and rights and assumed certain related liabilities of the tissue business of Pope & Talbot. The Company paid $121.0 million in cash, subject to adjustments for working capital, assumed $18.8 million of indebtedness in the form of the Eau Claire Industrial Revenue Bonds and assumed certain other liabilities. The total purchase price, including the costs of the acquisition, was $122,317,000. The acquisition has been accounted for using the purchase method of accounting, and the allocation of the purchase price has been pushed down to the reporting entity. The purchase price has been allocated to the estimated fair values of the underlying assets acquired and liabilities assumed. Such allocations were based on appraisals, evaluations, and other studies. The purchase cost was greater than the estimated fair value of the net assets acquired. For financial reporting purposes, current assets were recorded at estimated fair value and the residual was allocated to noncurrent assets, with the excess amounts allocated to goodwill.

The following unaudited pro forma results of operations for the year ended December 31, 1997 and the nine months ended September 30, 1998 assume the acquisition, merger and related transactions occurred at the beginning of each period (in thousands):

                                       Nine months ended      Year ended
                                          September 30,       December 31,
                                              1998               1997
                                        -----------------  -----------------
       Net sales                               $163,893           $222,892
       Income (loss) before
       extraordinary item                        (3,529)               740

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

Management believes if the Specialty Paper and Consumer Products divisions operated on a stand-alone basis using the cost structure management expects to have in place, the corporate overhead costs allocated would have been replaced with the following (in thousands):

                                Nine months ended   Year ended
                                   September 30,   December 31,
                                       1998           1997
                                     -------        -------
Corporate overhead allocation:
   Specialty Paper Division          $     0        $  (724)
   Consumer Products Division           (366)        (2,057)
Stand-alone basis:
   Specialty Paper Division                0            724
   Consumer Products Division             94            500
                                     -------        -------
Reduction in expenses                $  (272)       $(1,557)
                                     =======        =======

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands):

                                         September 30,       December 31,
                                              1998               1997
                                        -----------------  -----------------

       Finished goods                            $16,897             $5,650
       Work-in-process                             4,195              1,916
       Materials and supplies                     10,071              3,115
                                                 -------            -------
          Total                                  $31,163            $10,681
                                                 =======            =======

NOTE 4.  COMMITMENTS

Under the terms of a requirements contract, Simpson has the right to purchase from the Company 100% of Simpson's requirements, up to 20,000 tons for the 12-month period ended June 30, 1998 for coated two-sided matted paper products sold by Simpson under the brand name EVERGREEN. If the terms of the requirements contract is extended by Simpson, Simpson has the right to purchase from the Company all of Simpson's requirements, up to 20,000 tons per 12-month period through June 30, 2000 for sheets and rolls of matte papers of the same grade and quality as EVERGREEN. This contract has been extended.

In connection with the purchase of Plainwell Paper Company, a Transition Service Agreement was entered into pursuant to which Simpson has agreed to provide certain administrative support services to the Company for a period ending not later than June 16, 1999.

In connection with the purchase of the Consumer Products Division, the Company entered into a 18-month Transition Service Agreement through September 30, 1999 with Pope & Talbot, Inc. under which Pope & Talbot provides certain information systems support and development services.

NOTE 5.  CONTINGENCIES

The Company is committed to abiding by the environmental, health and safety principles of the American Forest & Paper Association. Each capital project has been planned to comply with applicable environmental regulations and to enhance environmental protection at existing facilities. The Company faces increasing capital expenditures and operating costs to comply with expanding and more stringent environmental regulations, although compliance with existing environmental regulations is not expected to have a materially adverse effect on the Company's earnings, financial position, or competitive position.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.  CONTINGENCIES, continued

previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners.

The Company has been identified by certain governmental entities or other parties as a potentially responsible party with respect to possible investigation and cleanup costs associated with certain contaminated sites. The Company has recorded a liability for the estimated work at the locations and a receivable for remediation costs recoverable under related indemnification agreements.

In 1990, a predecessor company to the Specialty Paper Division was named as one of several potentially responsible parties (PRP's) at a Superfund site in Kalamazoo, Michigan, which has five distinct operable units. PRP's may be held jointly and severally liable for cleanup plus related costs. One operable unit of the Kalamazoo River Site is the 12th Street Landfill, a property wholly owned by the Company. The Company expects to pay for the entire cost of the investigation and remediation work at this location. The Company has recorded a liability for the estimated cost to remediate this unit as well as a receivable for remediation costs recoverable under an indemnification agreement. Investigations at a second operable unit, which includes a portion of the Kalamazoo River, continue. Environmental remediation costs, if any, that may be incurred cannot presently be estimated. Based on Management's understanding of the contamination at the Kalamazoo River operable unit, the involvement of other PRP's and the indemnity rights the Company has against the Predecessor Company, the Company does not expect this matter to have a material adverse effect on operations, liquidity and financial condition.

The Consumer Products Division ("CPD") owns and operates a landfill in Washington Township, Wisconsin, for disposal of its paper-making sludge. CPD has closed two of the three sections of the landfill and is currently monitoring those sections in accordance with requirements of state environmental laws. CPD expects to begin closure of the third section by 2002. Estimated closure costs of $1.3 million are being accrued over the operating life of the landfill. Monitoring costs estimated at $80,000 per year will be required for 40 years following the closure of the landfill. CPD believes that, based on current information and regulatory requirement, the estimates of the landfill closure costs are adequate, although there can be no assurance that the cost will not eventually exceed the amount presently estimated.

The Company is also considered a PRP with respect to the Blue Valley Landfill Superfund Site in Eau Claire, Wisconsin. Based on the amount of material sent to the Blue Valley Landfill and the Company's indemnification with a predecessor company, the Company does not anticipate that its costs associated with the site will have a material adverse effect on its operations, liquidity or financial condition.

In 1998 the EPA published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. The new rules require more stringent controls on air emissions and wastewater discharges from the Company's paper and tissue mills. These regulations are collectively referred to as the "cluster rules". The Company estimates that future capital spending to comply with the cluster rules could be up to $5,000,000.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 5.  CONTINGENCIES, continued

Although the final outcome of these environmental matters is subject to a great many variables that cannot be predicted with any degree of certainty, management believes that the ultimate outcome does not have a material effect on the current financial position, liquidity or results of operations of the Company; however, in any given future reporting period such proceedings or matters could have a material effect on the results of operations.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                               September 30, 1998    December 31, 1997
                                                               ------------------    -----------------
Series B 11% Senior Subordinated Notes due 2008                    $130,000             $     --
Term note                                                                --               13,500
Borrowings under line of credit                                       2,744                6,839
Notes payable related to tax exempt bonds issued by:
         City of Eau Claire, WI                                      18,800                   --
         City of Plainwell, MI                                        3,500                3,500
                                                                   --------             --------
                                                       Total        155,044               23,839
Less current maturities of long-term debt                                --               (3,000)
                                                                   --------             --------
Long-term debt                                                     $155,044             $ 20,839
                                                                   ========             ========

The purchase of the Consumer Products Division was substantially funded through the March 6, 1998 sale of Series A 11% Senior Subordinated Notes due 2008. Interest on the notes are payable semi-annually on March 1 and September 1. The Series A Senior Subordinated Notes were exchanged on October 10, 1998 with Series B Senior Subordinated Notes due 2008.

Concurrently with the consummation of the purchase of the tissue business of Pope & Talbot and the issuance of the Senior Subordinated Notes due 2008, the Company entered into a New Credit Facility with Sanwa Business Credit Corporation. The New Credit Facility consists of (i) a five-year revolving line of credit providing up to $35.0 million of availability (the "Revolver") and
(ii) a five-year letter of credit guaranty providing for a maximum amount of up to $20.0 million (the "LC Facility") to support obligations of the Company under the Eau Claire Industrial Revenue Bonds. The Revolver may be drawn from time to time, subject to certain limitations, primarily that the borrowings under the Revolver will be at all times less than a borrowing base based on (i) 85% of the Company's Eligible Accounts Receivable (as defined) and (ii) 60% of the Company's Eligible Raw Materials and Finished Goods Inventory (as defined) subject to a cap of $21 million. At September 30, 1998, unused available borrowings on the Revolver were $24,484,000. Interest on this facility is payable

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6.  LONG-TERM DEBT, continued

monthly at either (i) the Prime Rate plus a margin that varies between 0% and
 .25% depending on the Company's financial performance and leverage ratio or (ii) LIBOR plus a margin which varies between 2.0% and 2.75% depending upon the Company's financial performance and leverage ratio.

The effective interest rate for the New Credit Facility at September 30, 1998 was 9.98%. The New Credit Facility is secured by all of the Company's common stock and tangible and intangible assets (subject to first priority liens on the Eau Claire, Wisconsin facility attributable to an applicable IRBs). The Company is subject to certain affirmative and negative covenants contained in the New Credit Facility, including covenants that limit (i) liens, (ii) additional indebtedness (iii) mergers and acquisitions, (iv) sales of assets; and (v) ability to pay dividends. In addition, the New Credit Facility requires the Company to maintain compliance with certain specified financial covenants, including covenants relating to net funded debt to EBITDA, fixed charge coverage and capital expenditures and requires repayment upon a change of control of the Company. At September 30, 1998, the Company was in compliance with the loan covenants.

On March 6, 1998, the Company's credit facility, consisting of a term note in the amount of $13,500,000 and a revolving line of credit, was retired by the Company concurrent with the consummation of the purchase of the tissue business of Pope & Talbot. In connection with the early retirement of this debt, the Company recorded an extraordinary loss, net of taxes, of $597,000 which represents the unamortized balance of debt issuance costs related to Plainwell Paper Company's previous credit agreement.

The $18.8 million notes payable to the City of Eau Claire, Wisconsin relates to a tax-exempt, adjustable rate solid waste disposal revenue bond which was assumed in connection with the purchase of Consumer Products Division. The bond and related note payable bear interest at a variable rate, which was 4.15% and 4.3%, respectively. The Company has a $19.6 million letter of credit to a bank to collateralize the note payable, for which it pays a commitment fee.

The $3.5 million notes payable to the City of Plainwell, Michigan relates to a tax-exempt bond issued for the benefit of the Company. The bond and related note payable bear interest at a variable rate, which was 4.5% and 4.65%, respectively. Interest payments are due monthly and continue until the note matures on October 1, 2007.


NOTE 7.  INCOME TAXES

The Company's effective income tax rate was 17.9% and 38.0%, in the third quarter of 1998 and 1997, respectively. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 8.  SHAREHOLDER EQUITY

In connection with the purchase of the tissue business of Pope & Talbot, the Company recorded a dividend to Holdings of $4,288,000 to permit Holdings to redeem the preferred stock of Holdings held by Simpson as required pursuant to change in control provisions. In connection with this same acquisition, Plainwell Holdings Company contributed an additional equity investment of $25.0 million to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading U.S. producer and marketer of value-added paper products for niche markets. The Company conducts its business through two divisions: (i) the Consumer Products Division, which produces private label consumer tissue products such as bath tissue, paper towels, napkins and facial tissue, and (ii) the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other high performance industrial specialty papers.

Market conditions and demand for the Company's products generally are subject to cyclical changes in the economy and changes in industry operating rate and capacity, all of which can significantly impact selling prices and the Company's profitability. The Company believes that these two divisions are generally subject to different market conditions and supply and demand characteristics.

THE COMPANY AND SPECIALTY PAPER DIVISION

On March 6, 1998, the Specialty Paper Division was merged with PLAINWELL INC. and PLAINWELL INC. purchased the Consumer Products Division pursuant to the Acquisition Agreement dated January 22, 1998. The historical financial statements of the Specialty Paper Division are presented as the historical financial statements of the Company and the results of operations of the Consumer Products Division are included in the financial statements of the Company beginning on the acquisition date.

Although the selling prices of the Specialty Paper Division's products are impacted by the general movement in the cost of principal raw materials, primarily pulp, they have historically been less vulnerable to such movements than have the products of the Consumer Products Division. When raw material prices increase, the division's profitability is dependent on the timing and degree to which it is able to pass through price increases to its customers. The actual impact on the division of raw material price changes is affected by a number of factors, including the level of inventories at the time of the price change, the specific timing and frequency of price changes, and the lag time that generally accompanies the implementation of selling price changes following increase in raw material prices. During 1998 the price of pulp remained relatively stable.

In addition to selling prices and raw material costs, the division's gross and operating income are impacted by manufacturing utilization levels. As part of its business strategy, management has restructured its sales force to provide a broader coverage of important accounts on a national basis, which it believes should result in higher volume of sales, improved margins and profitability and in the use of substantially all of its production capacity.

RESULTS OF OPERATIONS

The Company acquired the Specialty Paper Division on June 16, 1997. The financial results of the division for all periods prior to such date reflect the operations of the division while it was under the ownership of Simpson. For the period from June 17, 1997 through September 30, 1998, the financial results of the Specialty Paper Division have been included in the financial statements of PLAINWELL INC. The financial information for the Specialty Paper Division before and after the acquisition are not directly comparable because of differences in accounting policies applied by Simpson and the Company and purchase method accounting adjustments relating to the acquisition. The historical financial statements of the Specialty Paper Division for the three months ended September 30, 1997 are presented as the historical financial information of the Company. The historical financial information of the Company for the three months ended September 30, 1998 includes the results of the Consumer Products Division.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES.

Net sales increased $33.2 million to $55.8 million for the three months ended September 30, 1998 compared to $22.6 million for the three months ended September 30, 1997. The increase was attributable to the acquisition of the Consumer Product Division which added $36.1 million in net sales. Sales for the Specialty Paper Division decreased $2.9 million to $19.7 million for the three months ended September 30, 1998 compared to $22.6 million for the three months ended September 30, 1997. The decrease in sales at the Specialty Paper Division was attributable to a 8.6% decrease in volume of shipments and a 4.8% decrease in net selling price.

COST OF SALES AND GROSS PROFIT.

Cost of sales increased $29.8 million to $48.6 million for the three months ended September 30, 1998 compared to $18.8 million for the three months ended September 30, 1997. The increase was attributable to the acquisition of the Consumer Products Division which added $30.4 million in cost of sales. Cost of sales for the Specialty Paper Division decreased approximately $1.0 million to $17.8 million, primarily due to reduced volume of production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased $3.1 million to $4.6 million for the three months ended September 30, 1998 compared to $1.4 million for the quarter ended September 30, 1997. The increase was attributable to the acquisition of the Consumer Products Division which added $2.7 million in selling, general and administrative expenses. Selling, general and administrative expenses for the Specialty Paper Division decreased approximately $0.1 million to $1.4 million. Corporate general and administrative expenses for the three months ended September 30, 1998 were $0.5 million.

OPERATING INCOME (LOSS).

Operating income increased $0.1 million to $2.4 million for the three months ended September 30, 1998 compared to $2.3 million for the quarter ended September 30, 1997. The acquisition of the Consumer Products Division added $2.8 million to operating income. The Specialty Paper Division operating income decreased $2.1 million, with the Corporate operating expenses of $0.6 decreasing operating income for the third quarter of 1998 as compared to the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Depreciation and amortization expense increased $3.1 million to $3.5 million for the three months ended September 30, 1998 compared to depreciation and amortization expense of $0.4 million for the quarter ended September 30, 1997. Interest expense increased $3.5 million to $4.0 million for the three months ended September 30, 1998 compared to $0.5 million for the quarter ended September 30, 1997, primarily related to acquisition related borrowings and interest expense associated therewith.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE PERIOD FROM JUNE 17, 1997 (INCEPTION DATE) TO SEPTEMBER 30, 1997

NET SALES.

Net sales increased $115.1 million to $140.9 million for the nine months ended September 30, 1998 compared to $25.8 million for the period from June 17, 1997 (inception date) to September 30, 1997. The increase was attributable to the acquisition of the Consumer Product Division which added $81.7 million in net sales. Sales for the Specialty Paper Division increased $33.4 million to $59.2 million for the nine months ended September 30, 1998 compared to $25.8 million for the period from June 17, 1997 to September 30, 1997. The increase in sales at the Specialty Paper Division was attributable to a 40.7% increase in volume of shipments offset by a 4.8% decrease in net selling price.

COST OF SALES AND GROSS PROFIT.

Cost of sales increased $101.1 million to $122.6 million for the nine months ended September 30, 1998 compared to $21.5 million for the period from June 17, 1997 (inception date) to September 30, 1997. The increase was attributable to the acquisition of the Consumer Products Division which added $68.9 million in cost of sales. Cost of sales for the Specialty Paper Division increased $32.2 million to $53.8 million, primarily attributable to the increased volume of shipments during the corresponding periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased $9.8 million to $11.5 million for the nine months ended September 30, 1998 compared to $1.7 million for the period from June 17, 1997 (inception date) to September 30, 1997. The increase was attributable to the acquisition of the Consumer Products Division which added $6.1 million in selling, general and administrative expenses. Selling, general and administrative expenses for the Specialty Paper Division increased approximately $ 2.7 million to $4.4 million, primarily due to the nine month period in 1998 as compared to the period June 17, 1997 (inception date) to September 30, 1997. Corporate general and administrative expenses in 1998 were $1.0 million.

OPERATING INCOME (LOSS).

Operating income increased $3.5 million to $6.1 million for the nine months ended September 30, 1998 compared to $2.6 million for the period from June 17, 1997 (inception date) to September 30, 1997. This increase is attributable to the acquisition of the Consumer Products Division, the purchase accounting and related acquisition costs associated with the Company's purchase of the Consumer Products Division as well as the inclusion of the nine month period in 1998 as compared to the period June 17, 1997 (inception date) to September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Depreciation and Amortization expense increased $7.0 million to $7.4 million for the nine months ended September 30, 1998 compared to depreciation and amortization expense of $0.4 million for the period from June 17, 1997 (inception date) to September 30, 1997. Interest expense has increased $9.0 million to $9.6 million for the nine months ended September 30, 1998 compared to $0.6 million for the period from June 17, 1997 (inception date) to September 30, 1997, primarily due to acquisition related borrowings and interest expense associated therewith.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. Management believes that cash generated from operations, together with borrowings under the New Credit Facility, will be sufficient to meet the Company's capital needs in the foreseeable future.

Capital expenditures were $1.8 million for the three months ended September 30, 1998 compared to $0.1 million for the three months ended September 30, 1997. Capital expenditures were $2.9 million for the nine months ended September 30, 1998 compared to $0.1 million for the period from June 17, 1997 (inception date) to September 30, 1997.

For 1998, the Company anticipates remaining capital expenditures of approximately $3.5 million primarily to support strategic initiatives in the specialty paper and tissue businesses. These initiatives include new tissue converting equipment at the Eau Claire, Wisconsin facility, structural improvements at several facilities and enhancements of the Company's information systems. These projects are consistent with the Company's strategy of expanding the specialty paper and tissue businesses, reducing costs, and spending capital to generate a higher return on investment. No other 1998 capital project is expected to account for more than 5% of the total planned spending. Capital expenditures and acquisitions for 1998 are expected to be financed with internally generated cash or through available borrowings. The Company estimates that $3.3 million will be spent in 1998 on environmental compliance and cleanup work at is operations. The Company further estimates that future capital spending to comply with the Cluster Rules and the "GLI" could be up to $5.0 million. The Company cannot predict if or when such rules will be promulgated in a form that will require the Company to make such expenditures. In addition, the Company is indemnified under various agreements with respect to certain contingent environmental liabilities.

EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation and amortization, was $5.9 million for the third quarter of 1998. This was $3.2 million higher than EBITDA of $2.7 million for the period from June 17, 1997 (inception date) to September 30, 1997. The increase was caused primarily by the acquisition of the Consumer Products Division which generated $5.9 million of incremental EBITDA during the three months ended September 30, 1998 and which was offset by the $2.7 million decrease in EBITDA at the Specialty Paper Division and Corporate Divisions as compared to the quarter ended September 30, 1997.

Net cash provided by operating activities for the third quarter of 1998 was $0.5 million, up from $2.9 million of net cash used by operating activities for period June 17, 1997 (inception date) to September 30,1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


At the end of the third quarter of 1998 long-term debt totaled $155 million, compared to $20.8 million at the end of the same period of 1997. The ratio of long-term debt to total capital was 85.8% at the end of the third quarter of 1998, an increase of 14.0% from the end of the same period last year. The ratio of long-term debt to shareholders' equity was 604.2% at the end of the third quarter of 1998 compared to 254.5% at the end of the third quarter of 1997. Out of a total of $35.0 million committed domestic credit lines available at the end of the third quarter of 1998, $7.4 million were utilized.

INFLATION

The Company believes that inflation has not had a material impact on the results of operations of either the Consumer Products Division or the Specialty Paper Division.

YEAR 2000 PLANNING

The Year 2000 issue relates to the ability of the Company's computer systems to properly recognize dates of January 1, 2000 and beyond. The Year 2000 issue exists because a significant portion of computer hardware, software and applications used by business, industry, government and in personal use today are incapable of accepting, processing, storing, transmitting, or printing dates beginning with the digits "2000". As information and data containing or related to the century date are introduced to computer hardware, software and other systems, date sensitive systems may recognize the year 2000 as "1900", or not at all, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

In connection with the 1997 acquisition of Plainwell Paper Company, Plainwell Paper Company and Simpson entered into a Transition Services Agreement pursuant to which Simpson agreed to provide certain services to Plainwell Paper Company for a period ending not later than the second anniversary of the acquisition. The Company entered into an 18-month Transition Services Agreement with Pope & Talbot, Inc. for the purposes of supporting and enhancing the Consumer Products Division's information systems and applications.

The Company has utilized a consulting firm to assist in (i) inventorying the Consumer Products Division existing information systems, (ii) determining the ongoing use and value of each such system to the Consumer Products Division,
(iii) determining processing capabilities of the systems by the Specialty Paper Division, their fitness for purpose and certain other tasks, including Year 2000 status; and (iv) certain other tasks.

The Company has made an initial assessment of its present Year 2000 status. The Specialty Paper Division management plans to install new software. The Consumer Products Division management is contracting with third parties to enhance the functionality and value of existing software and to concurrently upgrade the related hardware. The enhancements will include making the Company Year 2000 compliant. Based on current estimates, the Company expects to incur costs approximating $2.5 million to complete these tasks, the majority of which are expected to be capital in nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued several new pronouncements, including standards on information about capital structure, comprehensive income, business segment reporting and pensions and other post-retirement benefits. In addition, the American Institute of Certified Public Accountants has issued several new standards on accounting for computer software and reporting the cost of start-up activities. These standards are not expected to have a material impact on the Company's financial statements.

OTHER

"Management's Discussion and Analysis of Financial Condition and Results of Operations" may include "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as virgin pulp and waste paper; fluctuations in demand; changes in governmental policies and regulations affecting the environment and their enforcement of such policies and regulations; interest rates and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

PART II

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Note 6 of the Notes to Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1)   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits on Form 8-K
      None

(b)   Reports on Form 8-K
      None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINWELL INC.
(Registrant)


                                       By:
--------------------------------------       -----------------------------------
                Date                                       (Name)
                                              Senior Vice President Finance and
                                                  Chief Accounting Officer