Form 10-K
period 1998-12-31
PLAINWELL INC
filed 1999-04-01
CIK 1058581

Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____
                             Commission file number:

                                 PLAINWELL INC.
                     Incorporated under the laws of Delaware
                  I.R.S. Employer Identification No. 38-3391489

                               200 Allegan Street
                            Plainwell, Michigan 49080
                                 (616) 685-5851

          Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of each
                                                        exchange on which
    Title of each class                                    registered

Common Stock, par value $1                                     None

Preferred Stock Purchase Rights                                None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant: not applicable.

As of February 28, 1999, 500 shares of the registrant's common stock, par value $1, were outstanding.

                                 PLAINWELL INC.

                                     PART I

Item 1.  BUSINESS

General

PLAINWELL INC., a Delaware corporation, is a leading U.S. producer and marketer of value-added paper products for niche markets within the paper industry. We conduct our business through two divisions: (1) the Consumer Products Division, which produces private label consumer tissue products such as bath tissue, paper towels, napkins and facial tissue, and (2) the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other technical/specialty papers. We established leading market positions in certain of these niche markets by combining high quality products, broad product offerings, strong customer service, efficient manufacturing and the significant use of recycled materials.

Consumer Products Division

Our Consumer Products Division manufactures and markets a broad line of consumer tissue products. The division's broad line of private label consumer tissue products includes bath tissue, paper towels, napkins and facial tissue which range from economy to premium quality grades, including premium quality paper towels and napkins. Our product assortment is designed for the private label consumer tissue market. With the addition of our "pop-up" tissue line in mid-1998, we are able to offer retailers one-stop shopping for their private label tissue needs. The division's premium products include two-ply bath tissue and paper towels, napkins and paper towels with embossing and colored prints in a variety of designs. In addition, from time to time the Consumer Products Division sells excess jumbo rolls of tissue used for conversion into finished products to other tissue converters.

Our Consumer Products Division has well established relationships with its customer base and serves as a major private label tissue supplier to many of its customers. The division sells its products to customers located throughout the U.S., with a concentration near its manufacturing facilities in the Midwest and Northeast.

Through our Consumer Products Division we own and operate two fully-integrated tissue manufacturing and converting facilities located in Eau Claire, Wisconsin and Ransom, Pennsylvania, with converting and distributing facilities for the Ransom facility located in nearby Pittston, Pennsylvania. At our Consumer Products Division, we use primarily recycled fiber as the raw material for our tissue products.

Specialty Paper Division

Our Specialty Paper Division produces and supplies premium coated and uncoated printing papers and release, and other technical/specialty papers throughout the U.S. to end users which require high quality and high performance paper. Premium printing papers are used for corporate annual reports, high-end advertising brochures, magazines and catalogs, coffee table books, menus and high quality, full color desktop publishing. Customers of such products include paper merchants which market such products to graphic designers and specialty and commercial printers. Release and other technical/specialty papers include base papers which are silicone coated by the division's customers and used as a protective layer or backing paper for pressure sensitive applications. Applications include release papers for self-adhesive postage stamps, mailing labels, bar code labels, and labels for retail food packages. Release papers are also increasingly used to protect industrial adhesives used as fastening systems for certain automotive trim and aircraft assembly applications as well as for the manufacture of sound, thermal and electrical insulating materials. Other technical/specialty papers are used for special dry releases, cigarette mouthpieces, tamperproof labels, archival bonds and other customer specific applications. This division's sales force, specialized technical service staff and research and development team work closely with customers to improve our products and to develop new products which meet market needs.

Through our Specialty Paper Division, we own and operate a paper mill and converting plant for the production of specialty paper in Plainwell, Michigan (the "Plainwell Mill"). At the Plainwell Mill we use a combination of technologies to produce high recycled content paper which we believe is comparable to virgin fiber content paper in appearance, performance and selling price. We also blend a broad range of fibers, including a high percentage of generally lower cost recycled fibers, into a base sheet which is then coated using a rod coating technology.

Raw Materials

Most of our raw materials are readily available at competitive prices. When raw material prices increase, our profitability is dependent on the timing and degree to which we are able to pass price increases through to our customers. The impact of raw materials price changes on our financial performance is contingent on a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lag time that generally accompanies the implementation of selling price changes following increases in raw materials prices.

Environmental

We are committed to abiding by the environmental, health and safety principles of the American Forest & Paper Association. We plan each capital project to comply with applicable environmental regulations and to enhance environmental protection at existing facilities. We face increasing capital expenditures and operating costs to comply with expanding and more stringent environmental regulations, although compliance with existing environmental regulations is not expected to have a materially adverse effect on our earnings, financial position or competitive position.

Like other manufacturers of paper and fibre products, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws which impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRP's") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners.

In 1990, a predecessor company to our Specialty Paper Division was named as one of several potentially responsible parties at a Superfund site in Kalamazoo, Michigan, which has five distinct operable units. These parties may be held jointly and severally liable for cleanup plus related costs. One operable unit of the Kalamazoo River Site is the 12th Street Landfill, a property which we own. We expect to pay for the entire cost of the investigation and remediation work at this location. We have recorded a liability for the estimated cost to remediate this unit as well as a receivable for remediation costs recoverable under an indemnification agreement. Investigations at a second operable unit, which includes a portion of the Kalamazoo River, continue. Environmental remediation costs, if any, that may be incurred cannot presently be estimated. Based on our understanding of the contamination at the Kalamazoo River operable unit, the involvement of other potentially responsible parties and the indemnity rights we have against the predecessor company to our Specialty Paper Division, we do not expect this matter to have a material adverse effect on our operations, liquidity and financial condition.

Through our Consumer Products Division, we own and operate a landfill in Washington Township, Wisconsin, for disposal of papermaking sludge. We have closed two of the three sections of the landfill and are monitoring these sections in accordance with requirements of state environmental laws. We expect to begin closure of the third section by 2002. We are accruing estimated closure costs of $1.3 million over the operating life of the landfill. We also expect to incur monitoring costs estimated at $80,000 per year for 40 years following the closure of the landfill. We believe that, based on current information on regulatory requirements, the estimates of the landfill closure costs are adequate, although there can be no assurance that the cost will not eventually exceed the amount presently estimated.

We are also potentially liable with respect to the Blue Valley Landfill Superfund Site in Eau Claire, Wisconsin. Based on the amount of material to the Blue Valley Landfill and our indemnification by a predecessor company, we do not anticipate that our costs associated with this site will have a material adverse effect on our operations, liquidity or financial condition.

In 1998 the Environmental Protection Agency published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. The new rules require more stringent controls on air emissions and wastewater discharges from our paper and tissue mills. These regulations are collectively referred to as the "cluster rules". We estimate that compliance with the cluster rules could require up to $5,000,000 of future capital outlay.

Employees

As of December 31, 1998, we had 1,063 employees, all of whom were full-time employees. As of December 31, 1998, 100% of our hourly production employees were covered by collective bargaining agreements. The collective bargaining agreements covering employees at our Consumer Products Division expire in September 1999 and March 2000. The collective bargaining agreement covering employees at the Specialty Paper Division expires in November 2000.

Competition and Seasonality

We have many customers who buy different products and we are not dependent on any single customer, or group of customers, in any market segment. We have longstanding relationships with many customers who place orders on a continuing basis. The nature of our businesses do not allow for large backlogs of orders. The backlog as of December 31, 1998 was $7.1 million. The second and third quarters of each year usually generate the highest sales and earnings with our largest businesses generally experiencing peak operational activity during the months of May through August.

Sales are generally to well-established companies in the United States. Credit losses have not been significant. Sales to our ten largest customers in the aggregate accounted for approximately 60.7% of our consolidated net sales in 1998, with no single customer accounting for sales in excess of 10%. Accordingly, we believe that the loss of any single customer would not have a material adverse effect on our operations, liquidity or financial position.

We experience intense competition in the United States marketplace. Our competitors include a number of large diversified paper and consumer products companies as well as smaller low-cost regional producers that seek to displace our products mainly through price competition. We compete on the basis of price, product quality and performance, product development effectiveness, service and sales and distribution support. Aggressive competitive pricing actions, which may become more intense due to changing industry conditions, could reduce revenues and adversely affect our operating results or financial condition. Due to the high bulk and low density of these products, their markets are generally regional or national, with limited imports and exports. Markets for coated and uncoated and specialty/technical papers, however, can be impacted by increased imports from Europe, Asia, and Latin America.

Research and Development

We conduct limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

Item 2.  PROPERTIES

At  December  31,  1998,  we  owned  manufacturing,   converting  and  warehouse
facilities at the locations shown in the following table:

      LOCATION                  DIVISION                 TYPE OF FACILITY                    SQUARE FEET
      --------                  --------                 ----------------                    -----------
Eau Claire, Wisconsin       Consumer Products          Manufacturing, Converting,              462,000
                                                       Distribution, Warehouse
Pittston, Pennsylvania      Consumer Products          Converting, Distribution,               330,000
                                                       Warehouse
Ransom, Pennsylvania        Consumer Products          Manufacturing                           238,000

Plainwell, Michigan         Specialty Paper            Manufacturing, Converting,              526,000
                                                       Distribution, Warehouse
Plainwell, Michigan         Specialty Paper            Warehouse                                40,000

Our executive offices are currently located in Plainwell, Michigan, with an anticipated move to Mendota Heights, Minnesota in June 1999. We also lease warehouse space in Eau Claire, Wisconsin and, on a short-term, as-needed basis, at locations in Pennsylvania and Michigan.

Item 3. LEGAL PROCEEDINGS

We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these proceedings will have a material adverse effect on our business, financial condition or result of operations.

The information presented in "Notes to Financial Statements, Note 7 - Commitments and Contingencies" and "Notes to Financial Statements, Note 8 - Environmental Remediation" of the 1998 Financial Statements of our Company are incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Not applicable.

Item 6.  SELECTED FINANCIAL DATA

                                 PLAINWELL, INC.
                            1998 Financial Statements
                          Report Supporting Workpapers

Form 10-K Item 6- Financial Information:

                                                                    Income
                                                                    (Loss)
                                                                    Before
    Period                Net          Gross       Operating     Extraordinary      Total      Long-term
                         Sales         Margin        Income          Item          Assets        Debt
---------------------------------------------------------------------------------------------------------
June 17, 1997 to         $ 45,921      $  5,116      $  1,938      $    214        $ 51,892      $ 20,839
December 31, 1997*

Year Ended December      $193,181      $ 24,036      $  8,094      $ (5,053)       $225,232      $152,915
31, 1998**


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JUNE 17, 1997 (INCEPTION DATE) TO DECEMBER 31, 1997.

Acquisitions

On March 6, 1998, we purchased substantially all of the assets and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc., a business that now comprises our Consumer Products Division. We paid $122.3 million in cash, including the cost of the acquisition assumed $18.8 million of indebtedness in the form of certain industrial revenue bonds and assumed certain other liabilities. We accounted for this acquisition using the purchase method of accounting. The purchase price has been allocated to the estimated fair values of the assets acquired and the liabilities assumed based on appraisals, evaluations and other studies. The purchase cost was greater than the estimated fair value of the net assets acquired. The operating results of the acquired operation subsequent to the acquisition date is included in the Statement of Operations. Details of the acquisition are included in Note 2 of the Notes to the 1998 Financial Statements, which are incorporated herein by reference.

Net Sales

Net sales increased $147.3 million to $193.2 million for the year ended December 31, 1998 compared to $45.9 million for the period from June 17, 1997 (the inception date) to December 31, 1997.

The increase was attributable to our acquisition of the Consumer Product Division which added $115.3 million in net sales. Sales for our Speciality Paper Division increased $32.0 million to $77.9 million for the year ended December 31, 1998 compared to $45.9 million for the period from June 17, 1997 to December 31, 1997. The increase in sales at our Specialty Paper Division was attributable to a 73.9% increase in the volume of shipments, primarily attributable to a full year's operation in 1998 as opposed to approximately six and one-half months operation in 1997, offset by a 2.5% decrease in net selling price.

--------
* Financial information for Plainwell Paper Company, the predecessor to PLAINWELL INC.

** Includes the acquisition of the Consumer Products Division and a full year's operations for the Speciality Paper Division

Cost of Sales and Gross Profit

Cost of sales increased $128.3 million to $169.1 million for the year ended December 31, 1998 compared to $40.8 million for the period from June 17, 1997 to December 31, 1997. The increase was a result of our acquisition of the Consumer Products Division which added $98.2 million in cost of sales. Cost of sales for the Speciality Paper Division increased $70.9 million to $70.9 million, due principally to a full year's operation in 1998 as opposed to approximately six and one-half months operation in 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.4 million to $16.7 million for the year ended December 31, 1998 compared to $3.3 million for the period from June 17, 1997 to December 31, 1997. The increase was attributable to the acquisition of the Consumer Products Division which added $8.5 in million selling, general and administrative expenses. Selling, general and administrative expenses for the Speciality Paper Division increased approximately $2.5 to $5.8 million, mainly as a result of a full year's operation in 1998 versus 1997. Corporate general and administrative expenses in 1998 were $2.4 million.

Operating Income

Operating income increased $6.2 million to $8.1 million for the year ended December 31, 1998 compared to $1.9 million for the period from June 17, 1997 to December 31, 1997. This increase is attributable to the acquisition of the Consumer Products Division, as well as to the inclusion of the twelve month period in 1998 as compared to the period from June 17, 1997 to December 31, 1997.

Interest expense has increased $13.4 million to $14.7 million for the year ended December 31, 1998 compared to $13 million for the period from June 17, 1997 to December 31, 1997, primarily due to borrowings and interest expense related to our acquisition of the Consumer Products Division.

Liquidity and Capital Resources

Pursuant to the terms of the Amended and Restated Loan and Security Agreement between our company and Fleet Business Credit Corporation (the "Loan Agreement"), we are required to comply with various financial covenants, including a covenant to maintain a fixed charge coverage ratio, as defined and calculated in accordance with the Loan Agreement, of at least 1.00. Our fixed charge coverage ratio at December 31, 1998 was 0.98 and, as such, does not comply with such covenant. We are seeking a waiver from Fleet Business Credit Corporation regarding our non-compliance with this covenant for the period ending December 31, 1998.

Our primary capital requirements are for working capital, debt service, capital expenditures and strategic acquisitions. We believe that cash generated from operations, together with borrowings under our existing credit facility, will be sufficient to meet our capital needs in the foreseeable future.

Current Account Changes

The March 6, 1998 acquisition of the Consumer Products Division was accounted for as a purchase and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods. Accounts receivable in 1998 increased by $12.9 million, of which $12.1 million represents the acquisition of the Consumer Products Division. Excluding the acquisition, the increase in accounts receivable was principally due to greater volume of sales. The number of days on which sales are outstanding increased from 27.9 days in 1997 to approximately 33.4 days in 1998 and we believe the collection period for such accounts receivable is well within industry standards. Inventories increased $17.1 million compared with 1997, of which $14.8 million was due to the acquisition of the Consumer Products Division. Finished goods increased $11.6 million, of which $9.0 million was due to the acquisition of the Consumer Products

Division and the rest was mainly due to our maintenance of higher inventory levels in order to be more responsive to customer needs. Raw materials increased $1.6 million, with the acquisition of the Consumer Products Division contributing $2.0 million to this increase.

Prepaid expenses increased $2.1 million, primarily due to the acquisition of the Consumer Products Division, which resulted in $1.7 million of the increase.

Accounts payable increased $6.8 million, of which $6.6 million was due to the acquisition of the Consumer Products Division and the difference was due to timings of payments. Accrued liabilities increased $13.8 million, of which $10.9 million was due to the acquisition of the Consumer Products Division and the rest was primarily as a result to a full year's operation in 1998, compared with partial operations during 1997.

The year-end ratio of current assets to current liabilities was 1.7:1 in 1998, compared with 1.4:1 in 1997.

Most of the 1998 increase resulted from increases in accounts receivable and in inventories in proportion to the balances at December 31, 1997.

Capital Commitments and Spending

Our capital expenditures were $4.5 million for the year ended December 31, 1998 compared to $0.6 million for the period from June 17, 1997 to December 31, 1997.

At the end of 1998, authorized but uncompleted capital projects totaled $12.6 million, of which $2.7 million remain to be spent in 1999 and beyond . Our 1999 capital expenditure budget is $7.8 million which, when added to the $2.7 million carry-over from 1998, results in an estimated capital spending of $10.5 million in 1999, compared with expenditures of $4.5 million in 1998. The major expenditures anticipated in 1999 include $1.9 million for equipment maintenance and replacement projects, $1.7 million for modifications to existing equipment to improve throughput, capacity and efficiency, $1.5 million for new information system installations and upgrades, and $2.7 million for new equipment to upgrade our offerings of premium value-added product lines.

We spent $4.0 million in 1998 on environmental compliance, cleanup and waste disposal at our operations. We further estimate that future capital spending to comply with the Cluster Rules and the "GLI" may cost as much as $5.0 million. We cannot predict if or when such rules will be promulgated such that we will be required to incur such expenditures. In addition, we have limited indemnification rights under various agreements with respect to certain contingent environmental liabilities.

EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation and amortization, was $18.9 million for 1998, $16.2 million greater than EBITDA of $2.7 million for the period from June 17, 1997 to December 31, 1997. The increase was due primarily to the acquisition of the Consumer Products Division, which generated $17.9 million of incremental EBITDA during the year ended December 31, 1998 and which was offset by the $1.7 million decrease in EBITDA at the Specialty Paper Division and Corporate Divisions for the year ended December 31, 1998 compared to $2.7 million for the period from June 17, 1997 to December 31, 1997.

Net cash used in operating activities for the year ended December 31, 1998 was $2.7 million, up from $4.2 million of net cash used in operating activities for the period from June 17, 1997 to December 31,1997.

At December 31, 1998 long-term debt totaled $152.9 million, compared to $23.8 million at December 1997. The ratio of long-term debt to total capital was 86.0 % at December 31, 1998, an increase of 12.3% from December 31, 1997. The ratio of long-term debt to stockholders' equity was 651% at December 31,

1998 compared to 291.6% at December 31, 1997. From a total of $35.0 million committed domestic credit lines available at December 31, 1998, $4.9 million were utilized.

Inflation

We believe that inflation has not had a material impact on the results of operations of either the Consumer Products Division or the Specialty Paper Division.

Year 2000 Readiness Disclosure

The "Year 2000" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. Currently, many computer systems and software products are coded to accept only two-digit entries to distinguish the 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. If we, or third parties with which we do business, fail to comply with Year 2000 requirements, the integrity and reliability of our information databases may also be adversely affected.

In connection with the 1997 acquisition of the Specialty Paper Division by our sole stockholder, Plainwell Holding Company, a Transition Services Agreement with Simpson Paper Company ("Simpson") the company from which we purchased such division, pursuant to which Simpson agreed to provide certain services to us for a period ending not later than the second anniversary of the acquisition. In connection with the 1998 acquisition of the Consumer Products Division, we entered into an 18-month Transition Services Agreement with Pope & Talbot, Inc. for the purposes of supporting and enhancing the Consumer Products Division's information systems and applications.

In addition, we engaged a consulting firm to assist in:

(1)  inventorizing  the  Consumer  Products  Division's   existing   information
     systems;

(2) determining the ongoing use and value of each such system to the Consumer Products Division;

(3)  determining  processing   capabilities  of  the  systems  utilized  by  the
     Specialty Paper Division, their fitness for purpose and certain other tasks, including Year 2000 status; and

(4)  certain other tasks.

We have made an initial assessment of its present Year 2000 status. We intend to install new software at our Specialty Paper Division and we have engaged third parties to enhance the functionality and value of existing software and to concurrently upgrade the related hardware at our Consumer Product Division. Replacement of Consumer Products Division's financial systems software has begun and is scheduled for completion in 1999. We expect that these enhancements will ensure that we are Year 2000 compliant. Based on current estimates, we expect to incur costs approximating $2.5 million to complete these tasks, the majority of which are expected to be capital in nature.

We have queried those of our significant suppliers and subcontractors that do not share information systems with us. To date, we are not aware of any such third party with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that third parties with whom we do business will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by such third parties is not determinable.

Our management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. In the event that we do not complete any additional phases, we would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

We have contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

Forward Looking Statements

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation for the Year Ended December 31, 1998 compared to the period from June 17, 1997 to December 31, 1997 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements.

Factors that could cause actual results to differ include, among other things:

(1) increased competition from either domestic or foreign paper producers, including increases in more competitive capacity through construction of new mills or conversion of older facilities to produce competitive products;

(2)  variations in demand for our products;

(3) changes in the cost or availability of the raw materials that we use, particularly market pulp;

(4)  costs of compliance with new environmental laws and regulations;

(5) any decisions by us to make a significant acquisition or a significant increase in production capacity; and

(6)  unanticipated costs or problems associated with Year 2000 compliance.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our Credit Facility is affected by changes in market interest rates. As of December 31, 1998 we had outstanding debt of $615,000 under the New Credit Facility. Based on borrowings during 1997 through 1998, a 10% increase or decrease in the average cost of our New Credit Facility debt would not be material. We do not use derivative financial instruments in our investment portfolio.

Commodity Prices

We are exposed to fluctuation in market prices for raw materials and energy related to our manufacturing operations, for which we are generally able to pass increases through to customers subject to timing and the degree to which such increases can be passed on. We manage our exposure to changes in those prices primarily through the terms of our supply and procurement contracts. This exposure is material to our company.

Foreign Currency Risks

We have minimal sales outside of the United States and, therefore, have only minimal exposure to foreign currency exchange risks. We do not hedge against any foreign currency risks and believe that foreign currency exchange risk is immaterial.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, independent auditors........................... F-1

Balance Sheets as of December 31, 1998 and 1997............................. F-2

Statements of Operations for the year ended December 31, 1998 and the period from June 17, 1997 through December 31, 1997............... F-3

Statements of Changes in Stockholder's Equity for the year ended
 December 31, 1998 and the period from June 17, 1997
 through December 31, 1997.................................................. F-4

Statements of Cash Flows for the year ended December 31, 1998 and the period from June 17, 1997 through December 31, 1997.............. F-5

Notes to Financial Statements............................................... F-6

                Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Stockholders PLAINWELL INC.

We have audited the accompanying balance sheets of PLAINWELL INC. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 1998 and the period from June 17, 1997 through December 31, 1997. Our audits also included the financial statement schedule for the year ended December 31, 1998 and the period from June 17, 1997 to December 31, 1997, listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from June 17, 1997 through December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998 and the period from June 17, 1997 to December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Ernst & Young LLP
Milwaukee, Wisconsin
February 26, 1999

                                 PLAINWELL INC.

                                 Balance Sheets


                                                                              December 31
                                                                          1998            1997
                                                                        -----------------------
                                                                          (In Thousands, Except
                                                                              Share Amounts)
Assets
Current assets:
   Cash                                                                $   1,846       $     772
   Accounts receivable                                                    19,387           6,473
   Inventories                                                            27,750          10,681
   Refundable income taxes                                                    44             852
   Deferred income taxes                                                   2,768             674
   Prepaid expenses                                                        2,787             718
                                                                       -------------------------
Total current assets                                                      54,582          20,170

Properties - net                                                         137,410          24,594
Other assets                                                              33,240           7,128
                                                                       -------------------------
                                                                       $ 225,232       $  51,892
                                                                       =========================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                                    $  14,642       $   7,221
   Notes payable                                                             150              --
   Accrued liabilities                                                    18,093           4,309
   Current portion of long-term debt                                          --           3,000
   Income taxes payable                                                       --             203
                                                                       -------------------------
Total current liabilities                                                 32,885          14,733

Long-term debt                                                           152,915          20,839
Other long-term liabilities                                               11,958           3,360
Deferred income taxes                                                      3,993           4,772
Commitments and contingencies (Note 7)

Stockholder's equity:
   Common stock, par value $1 per share: authorized
    1,000 shares; issued and outstanding 500 shares                            1               1
   Paid-in capital                                                        28,319           7,973
   Retained earnings (accumulated deficit)                                (4,839)            214
                                                                       -------------------------
Total stockholder's equity                                                23,481           8,188
                                                                       -------------------------
                                                                       $ 225,232       $  51,892
                                                                       =========================

See accompanying notes.

                                 PLAINWELL INC.

                            Statements of Operations

                                                                     Period from
                                                                    June 17, 1997
                                                       Year ended     through
                                                     December 31,    December 31,
                                                         1998           1997
                                                       ---------------------------
                                                             (In Thousands)
Net sales                                              $ 193,181       $  45,921
Cost of sales                                            169,145          40,805
                                                       -------------------------
Gross margin                                              24,036           5,116

Selling, general and administrative expense               15,942           3,178
                                                       -------------------------
Operating income                                           2,094           1,938

Interest expense                                          14,748           1,311
                                                       -------------------------
Income (loss) before income taxes and
     extraordinary item                                   (6,654)            627
Income tax provision (benefit)                            (2,198)            413
                                                       -------------------------
Net income (loss) before extraordinary item               (4,456)            214
Extraordinary item- loss from early retirement of
     debt, net of income tax benefit of $391                (597)             --
                                                       -------------------------
Net income (loss)                                      $  (5,053)      $     214
                                                       =========================


See accompanying notes.

                                 PLAINWELL INC.

                  Statements of Changes in Stockholder's Equity


                                                             Retained Earnings
                                      Common     Paid-in       (Accumulated
                                      Stock      Capital          Deficit)      Total
                                  ----------------------------------------------------
                                                    (In Thousands)
Balance at June 17, 1997          $      1      $  7,973       $     --       $  7,974
   Net income                           --            --            214            214
                                  ----------------------------------------------------
Balance at December 31, 1997             1         7,973            214          8,188

   Equity contribution                  --        24,634             --         24,634
   Dividends paid                       --        (4,288)            --         (4,288)
   Net loss                             --            --         (5,053)        (5,053)
                                  ----------------------------------------------------
Balance at December 31, 1998      $      1      $ 28,319       $ (4,839)      $ 23,481
                                  ====================================================

See accompanying notes.

                                 PLAINWELL INC.

                            Statements of Cash Flows

                                                                                     Period from June 17,
                                                            Year ended December     1997 through December
                                                                 31, 1998                 31, 1997
                                                            ------------------      ---------------------
                                                                           (In Thousands)
Operating activities
Net income (loss)                                                 $  (5,053)          $     214
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                    10,454                 766
     Amortization of goodwill                                           331                  --
     Amortization of deferred finance costs                             746                 124
     Deferred income taxes                                           (2,508)                 68
     Net changes in operating assets and liabilities;
       net of effects of purchase
       of Consumer Products Division:
         Accounts receivable                                         (3,293)             (6,473)
         Inventories                                                   (382)             (1,732)
         Prepaid expenses                                              (630)                (43)
         Accounts payable                                              (847)              2,375
         Accrued liabilities                                          2,852               1,100
         Income taxes                                                   240                (812)
         Other                                                       (4,606)                209
                                                                  ---------           ---------
Net cash used in operating activities                                (2,696)             (4,204)

Investing activities
Capital expenditures                                                 (4,535)               (563)
Purchase of Consumer Products Division                             (122,317)                 --
                                                                  ---------           ---------
Net cash used in investing activities                              (126,852)               (563)

Financing activities
Net borrowings (repayments) on revolving lines of credit             (6,224)              6,039
Payments of long-term debt                                          (13,500)               (500)
Issuance of long-term debt                                          130,000                  --
Proceeds from equity contribution                                    24,634                  --
Dividends paid                                                       (4,288)                 --
                                                                  ---------           ---------
Net cash provided by financing activities                           130,622               5,539
                                                                  ---------           ---------
Increase in cash                                                      1,074                 772

Cash at beginning of period                                             772                  --
                                                                  ---------           ---------
Cash at end of period                                             $   1,846           $     772
                                                                  =========           =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $   9,086           $     947
   Cash paid for taxes                                                  290               1,157


See accompanying notes.

                                 PLAINWELL INC.

                          Notes to Financial Statements

                                December 31, 1998


1. Nature of Operations and Significant Accounting Policies

Nature of Operations

PLAINWELL INC. (the Company) is a leading U.S. producer and marketer of value added paper products for niche markets within the paper industry. The Company conducts its business through two divisions: the Consumer Products Division, which produces private label consumer tissue products such as bath tissue, paper towels, napkins and facial tissue and the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other technical/specialty papers.

The Company is a wholly owned subsidiary of Plainwell Holding Company (Holdings), which is a wholly owned subsidiary of Plainwell Shasta Holdings, Inc. Effective March 6, 1998, Plainwell Paper Company merged with and into the Company and its business operates as the Specialty Paper Division of the Company. Also effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc., which operates as the Consumer Products Division of the Company (see Note 2).

Basis of Presentation

The Company's  financial  statements include the accounts of the Specialty Paper
Division  and  Consumer   Products   Division.   All  significant   intercompany
transactions have been eliminated.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Properties

Properties are carried at cost. Costs of maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, with the resultant gain or loss included in income.

                                 PLAINWELL INC.

1. Nature of Operations and Significant Accounting Policies (continued)

For  financial   reporting   purposes,   depreciation   is  computed  using  the
straight-line method over the useful lives of respective assets.

                                                     Estimated Life in
                                                          Years
                                                    -------------------

Mills, plant and improvements                             20 - 40
Equipment                                                  6 - 15
Furniture and fixtures                                     6 - 10

For income tax purposes, depreciation is calculated primarily using accelerated methods.

Interest is capitalized in connection with the construction of major projects. The Company capitalized $52,000 of interest in 1998; no interest was capitalized in 1997.

Goodwill and Other Intangible Assets

The cost of goodwill is amortized on a straight-line basis over 40 years. Deferred finance costs are amortized using the interest method over the terms of the related debt.

Impairment of Long-Lived Assets

Goodwill, other intangible assets, and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss will be recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgment.

Revenue Recognition

Revenues are recognized when goods are shipped to the customer. In determining net sales, revenues are reduced by commissions, freight, discounts and returns.

                                 PLAINWELL INC.

1. Nature of Operations and Significant Accounting Policies (continued)

Research and Development

Research and development costs are charged to expense as incurred and were $326,000 in 1998 and $92,000 for the period June 17, 1997 to December 31, 1997.

Environmental

Environmental expenditures that increase useful lives are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The estimated closure costs for existing landfills based on current environmental requirements and technologies are accrued over the expected useful lives of the landfills. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements for the period from June 17, 1997 through December 31, 1997 have been reclassified to conform to the 1998 presentation.

New Accounting Standards

During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Statement), which is required to be adopted for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives in the balance sheet at fair value. As of December 31, 1998, the Company has no derivative instruments. The Company will adopt the Statement no later than January 1, 2000, and estimates that its effect will not be material to its results of operations, financial position, or cash flows.

                                 PLAINWELL INC.

1. Nature of Operations and Significant Accounting Policies (continued)

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position
(SOP) that are applicable to the Company, SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 requires that certain computer software costs be capitalized and SOP 98-5 requires costs of start-up activities to be expensed as incurred. Because the Company's accounting policies were in conformity with those of SOP 98-1 and SOP 98-5, these pronouncements will have no impact.

Customers

Sales are generally to well-established companies in the United States. Sales are made on an unsecured basis and credit losses have not been significant. Sales to the Company's ten largest customers in the aggregate accounted for approximately 60.7% and 58.5% in 1998 and 1997, respectively. There were no individual customers, however, to which net sales exceeded 10% of the Company's net sales. The Company believes the loss of any single customer would not have a material adverse effect on its financial position.

2. Acquisitions

On June 16, 1997, Holdings acquired from Simpson Paper Company (Simpson), in a series of transactions, 100% of the common stock of Plainwell Paper Company and certain inventories for $16.6 million in cash, the assumption of other liabilities of $6.6 million, the issuance of $4.0 million of Series A Preferred Stock and an estimated amount payable to the seller of $1.7 million. The total purchase price, including the costs of the acquisition, was $33.5 million. The acquisition has been accounted for using the purchase method of accounting, and the allocation of the purchase price has been pushed down to the reporting entity. The purchase price has been allocated to the estimated fair values of the underlying assets acquired and liabilities assumed. Such allocations were based on appraisals, evaluations, and other studies. The purchase cost was less than the estimated fair value of the net assets acquired. For financial reporting purposes, current assets were recorded at fair value and the residual was allocated to noncurrent assets.

                                 PLAINWELL INC.

2. Acquisitions (continued)

Effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the Consumer Product Division which previously was the tissue business of Pope & Talbot, Inc. The Company paid $122.3 million in cash, including the cost of the acquisition, assumed $18.8 million of indebtedness in the form of the Eau Claire, Wisconsin Industrial Revenue Bonds and assumed certain other liabilities. The acquisition has been accounted for using the purchase method of accounting, and the allocation of the purchase price has been pushed down to the reporting entity. The purchase price has been allocated to the estimated fair values of the underlying assets acquired and liabilities assumed. Such allocations were based on appraisals, evaluations and other studies. The purchase cost was greater than the estimated fair value of the net assets acquired. For financial reporting purposes, current assets were recorded at estimated fair value and the residual was allocated to noncurrent assets, with the excess amounts allocated to goodwill.

The following unaudited pro forma results of operations assume the acquisitions, merger and related transactions occurred at the beginning of each period:

                                                         Period from June 17,
                                   Year ended           1997 through December
                                December 31, 1998             31, 1997
                                ----------------------------------------------
                                        (Unaudited, In Thousands)

Net sales                             $216,151                  $118,724
Income (loss) before
  extraordinary item                    (5,377)                     (873)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented nor are they necessarily indicative of future operating results.

                                 PLAINWELL INC.

3. Additional Balance Sheet Information

Balance sheet components are as follows:

                                                                                             December 31
                                                                                       1998                1997
                                                                                    ------------------------------
                                                                                            (In Thousands)
Accounts receivable:
   Trade receivables                                                                 $  19,378           $   6,509
   Miscellaneous receivables                                                               607                 382
   Advance to affiliate                                                                    529                  --
   Allowance for sales returns                                                            (866)               (395)
   Allowance for doubtful accounts                                                        (261)                (23)
                                                                                    ------------------------------
                                                                                     $  19,387           $   6,473
                                                                                     =============================
Inventories:
   Paper mill fiber                                                                  $   2,616           $   1,985
   Work in progress                                                                      4,444               1,916
   Finished goods                                                                       17,173               5,650
   Chemicals and other                                                                   3,517               1,130
                                                                                    ------------------------------
                                                                                     $  27,750           $  10,681
                                                                                     =============================
Properties:
   Land                                                                              $   2,576           $     566
   Mills, plant and improvements                                                        27,999               4,787
   Equipment                                                                           116,795              19,532
   Furniture and fixtures                                                                1,260                 475
                                                                                    ------------------------------
                                                                                       148,630              25,360
   Less accumulated depreciation                                                        11,220                 766
                                                                                    ------------------------------
                                                                                     $ 137,410           $  24,594
                                                                                     =============================
Other assets:
   Goodwill, net of accumulated amortization of $331                                 $  16,519           $      --
   Deferred finance costs, net of accumulated amortization of $746 and $124              6,684               1,148
   Due from prior owners for environmental remediation costs                             2,000               2,000
   Prepaid pension asset                                                                 2,915                 991
   Inventoriable stores                                                                  4,023               1,833
   Other                                                                                 1,099               1,156
                                                                                    ------------------------------
                                                                                     $  33,240           $   7,128
                                                                                     =============================

                                 PLAINWELL INC.

                    Notes to Financial Statements (continued)



                                                            December 31
                                                     1998                 1997
                                               ---------------------------------
                                                          (In Thousands)
Accrued liabilities:
   Payroll and fringe benefits                       $ 7,546             $ 1,642
   Interest payable                                    5,094                 178
   Payable to Simpson                                     --               1,852
   Customer incentives                                 1,854                  --
   Freight                                             1,177                 147
   Utilities                                           1,317                 490
   Other                                               1,105                  --
                                               ---------------------------------
                                                     $18,093             $ 4,309
                                               =================================

Other long-term liabilities:
   Postretirement obligations                        $ 8,136             $ 1,234
   Accrued pension cost                                  447                 126
   Environmental liabilities                           3,375               2,000
                                               ---------------------------------
                                                     $11,958             $ 3,360
                                               =================================

4. Long-Term Obligations and Credit Facility

Long-term debt consists of the following:

                                                                   December 31
                                                            1998               1997
                                                       ---------------------------------
                                                                 (In Thousands)
Series B 11% senior subordinated notes due 2008               $130,000          $     --
Term note                                                           --            13,500
Borrowings under revolving line of credit                          615             6,839
Notes payable related to tax-exempt bonds issued by:
   City of Eau Claire, Wisconsin                                18,800                --
   City of Plainwell, Michigan                                   3,500             3,500
                                                       ---------------------------------
                                                               152,915            23,839
Less current portion                                                --             3,000
                                                       ---------------------------------
Long-term debt                                                $152,915          $ 20,839
                                                       =================================

The purchase of the Consumer Products Division was substantially funded through the March 6, 1998 sale of Series A 11% Senior Subordinated Notes due 2008. The Series A Senior Subordinated Notes were exchanged on October 10, 1998 with
Series B Senior Subordinated Notes due 2008. Interest on the notes is payable semiannually on March 1 and September 1.


                                 PLAINWELL INC.

                    Notes to Financial Statements (continued)


Concurrently with the consummation of the purchase of the Consumer Products Division and the issuance of the Senior Subordinated Notes, the Company entered into a New Credit Facility with Sanwa Business Credit Corporation. The New Credit Facility consists of (i) a five-year revolving line of credit providing up to $35 million of availability (the Revolver) and (ii) a five-year letter of credit guaranty providing for a maximum amount of up to $20 million (the LC Facility) to support obligations of the Company under the Eau Claire Industrial Revenue Bonds. Borrowings under the Revolver are limited to a borrowing base based on (i) 85% of the Company's eligible accounts receivable (as defined) and
(ii) 60% of the Company's eligible raw materials and finished goods inventory (as defined) subject to a cap of $21 million. At December 31, 1998, unused available borrowings on the Revolver were $25.9 million. Interest on this facility is payable monthly at either (i) the prime rate plus a margin that varies between 0% and 0.25% depending on the Company's financial performance and leverage ratio or (ii) LIBOR plus a margin which varies between 2.0% and 2.75% depending upon the Company's financial performance and leverage ratio. The effective rate at December 31, 1998 was 8.0%.

The New Credit Facility is secured by the Company's common stock and tangible and intangible assets (subject to first priority liens on the Eau Claire, Wisconsin facility attributable to an applicable IRBs) excluding the Company's properties located in Ransom and Pittston, Pennsylvania, having a net book value of $46.2 million. The New Credit Facility requires the Company to maintain compliance with certain specified financial covenants, including net funded debt to EBITDA, fixed charge coverage and capital expenditures, and requires repayment of amounts borrowed upon a change of control of the Company.

On March 6, 1998, the Company's existing credit facilities, consisting of a term note in the amount of $13.5 million and a revolving line of credit, were prepaid by the Company. In connection with the early retirement of this debt, the Company recorded an extraordinary loss of $597,000 which represents the unamortized balance of debt issuance costs related to the previous credit agreement.

The notes payable to the City of Plainwell, Michigan, relate to tax-exempt bonds issued for the benefit of the Company. The notes payable bear interest at a variable rate, which was 4.5% and 4.65% at December 31, 1998 and 1997, respectively. Interest payments are due quarterly and continue until the notes mature in November 2007.

                                 PLAINWELL INC.

                    Notes to Financial Statements (continued)

The notes payable to the City of Eau Claire, Wisconsin, relate to tax-exempt, adjustable rate solid waste disposal revenue bonds which were assumed in connection with the purchase of the Consumer Products Division. The notes payable bear interest at a variable rate, which was 4.25% at December 31, 1998. The Company has a $19.6 million letter of credit to a bank to collateralize the note payable, for which it pays a commitment fee. Interest payments are due quarterly and continue until the notes mature in November 2014.

Principal maturities of long-term debt are $615,000 in 2003, and $152.3 million thereafter.

The fair value of long-term obligations approximates $123 million at December 31, 1998 based upon quoted market prices for the Senior Subordinated Notes and the present value of future cash flows for the notes payable using the interest rate of 8.25% on the tax-exempt bonds.

5. Employee Benefit Plans

Pension Benefits and Other Benefits

Substantially all of the Company's employees participate in Company-administered noncontributory defined-benefit pension plans. The pension plans' assets are primarily invested in common stock, fixed income securities, and cash equivalents.

The Company sponsors postretirement medical and life insurance plans for certain salaried and nonsalaried employees and eligible spouses and dependents of the employees. The medical plans pay a stated percentage of covered medical expenses incurred after deducting co-payments made once a stated deductible has been met. The life insurance plans pay a defined benefit. The Company does not fund these plans prior to actual incurrence of costs under the plans.

                                 PLAINWELL INC.

5. Employee Benefit Plans (continued)

The change in benefit obligations for the plans consists of the following components:

                                                               Pension Benefits                        Other Benefits
                                                           1998               1997                1998                1997
                                                         --------------------------------------------------------------------
                                                                                    (In Thousands)
Change in benefit obligations:
   Benefit obligation at beginning of period             $ 10,142            $  9,731            $  1,234            $  1,168
   Service cost                                               874                 270                 190                  24
   Interest cost                                            2,227                 340                 687                  42
   Acquisition                                             19,217                  --               7,084                  --
   Actuarial gain                                              --                  --               2,005                  --
   Benefits paid                                           (1,321)               (199)             (1,133)                 --
                                                         --------------------------------------------------------------------
Benefit obligation at end of period                      $ 31,139            $ 10,142            $ 10,067            $  1,234
                                                         ====================================================================

Change in plan assets:
   Fair value of plan assets at beginning of
     period                                              $ 11,493            $ 10,724            $     --            $     --
   Actual return on plan assets                             3,289                 482                  --                  --
   Acquisition                                             20,903                  --                  --                  --
   Employer contributions                                     188                  --               1,133                 404
   Benefits paid                                           (1,273)               (199)             (1,133)               (404)
                                                         --------------------------------------------------------------------
Fair value of plan assets at end of period               $ 34,600            $ 11,007            $     --            $     --
                                                         ====================================================================

Funded status:
   Funded (underfunded) status of the plan               $  3,460            $    865            $(10,067)           $ (1,234)
   Unrecognized net actuarial loss                           (992)                 --               1,931                  --
                                                         --------------------------------------------------------------------
Prepaid pension asset (accrued cost)                     $  2,468            $    865            $ (8,136)           $ (1,234)
                                                         ====================================================================

Weighted-average assumptions as of December 31:
     Discount rate                                           7.75%               7.50%               7.00%               7.50%
     Expected return on plan assets                          9.00%               9.00%                N/A                 N/A
     Rate of compensation increase                           5.00%               5.00%                N/A                 N/A

                                 PLAINWELL INC.

5. Employee Benefit Plans (continued)

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.0% for 2004 and remain at that level thereafter.

                                                       Pension Benefits                     Other Benefits
                                                    1998             1997               1998            1997
                                                  ------------------------------------------------------------
                                                                       (In Thousands)
Components of net periodic benefit cost:
   Service cost                                   $   874           $   270           $   190          $    24
   Interest cost                                    2,179               430               687               42
   Expected return on plan assets                  (2,799)             (606)               --               --
   Recognized net actuarial loss                       --                --                74               --
                                                  ------------------------------------------------------------
Net periodic benefit cost                         $   254           $    94           $   951          $    66
                                                  ============================================================

The funding policy for all of the pension plans is to make contributions to the plans that are between the minimum amounts required by the Employee Retirement Income Security Act (ERISA) and the maximum amounts deductible under current income tax regulations.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              One Percentage         One Percentage
                                                                  Point                   Point
                                                                 Increase               Decrease
                                                         ------------------------------------------------
Effect on total service and interest cost components                $978,000                $866,000
Effect on postretirement benefit obligation                           99,000                  87,000

Defined Contribution Retirement Plans

The  Company   sponsors   defined  benefit  401(k)   retirement  plans  covering
substantially all salaried and hourly employees. The Company matches a percentage of the participants' qualifying contributions. Total Company contribution expense was $463,000 in 1998 and $157,000 for the period June 17, 1997 through December 31, 1997.

                                 PLAINWELL INC.

6. Income Taxes

The income tax provision (benefit) consists of the following components:

                                                         Period from June 17,
                                        Year ended      1997 through December
                                     December 31, 1998        31, 1997
                                     ----------------------------------------
                                                 (In Thousands)
Current:
  Federal                                $    --              $    48
  State                                      310                  297
                                     ----------------------------------------
                                             310                  345
Deferred:
  Federal                                 (2,305)                  68
  State                                     (203)                  --
                                     ----------------------------------------
                                          (2,508)                  68
                                     ----------------------------------------
Provision for income taxes               $(2,198)              $  413
                                     ========================================

The income tax provision (benefit) was different from the amount computed by applying the United States statutory federal income tax rate as follows:

                                                                       Period from June 17,
                                                   Year ended         1997 through December
                                                December 31, 1998           31, 1997
                                               -----------------------------------------------
                                                                (In Thousands)
Provision at federal statutory rates                  $(2,262)                  $ 213
State income and franchise taxes, net of
   federal income tax benefit                              70                     196
Other                                                      (6)                      4
                                               -----------------------------------------------
Provision for income taxes                            $(2,198)                  $ 413
                                               ===============================================

                                 PLAINWELL INC.

6. Income Taxes (continued)

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. The net deferred income tax liabilities and assets are composed of the following:

                                                            December 31
                                                      1998               1997
                                                  ----------------------------
                                                           (In Thousands)
Deferred income tax liabilities:
  Properties                                         $(7,453)          $(5,119)
  Environmental recoveries                              (740)             (740)
  Pension                                               (260)             (368)
  Goodwill                                              (233)               --
                                                  ----------------------------
                                                      (8,686)           (6,227)
Deferred income tax assets:
  Accounts receivable                                    417                88
  Inventories                                            348               162
  Vacation and other employee benefits                 1,324               339
  Inventoriable stores                                   170               219
  Environmental liabilities                            1,267               740
  Postretirement obligations                             787               457
  Health insurance accrual                               342                85
  Workers' compensation accrual                          355                --
  Net operating loss                                   2,433                --
  Other                                                   18                39
                                                  ----------------------------
                                                       7,461             2,129
                                                  ----------------------------
Net deferred income tax liability                    $(1,225)          $(4,098)
                                                  ============================

Included in the balance sheet as:
  Current deferred income tax asset                  $ 2,768           $   674
  Noncurrent deferred income tax liability            (3,993)           (4,772)
                                                  ----------------------------
                                                     $(1,225)          $(4,098)
                                                  ============================

The Company has net operating loss carryforwards for federal income tax purposes of approximately $7,000,000 which will expire in 2018.

                                 PLAINWELL INC.

7. Commitments and Contingencies

The Company is involved in various legal proceedings in the ordinary course of business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate outcome from these proceedings would not have a material adverse effect on the current financial position or on the operations of the Company; however, in any given future reporting period such proceedings or matters could have a material effect on the results of operations.

In connection with the purchase of the Consumer Products Division, the Company entered into an 18-month Transition Services Agreement through September 30, 1999, with the former owner under which the former owner provides certain information systems support and development services. Total amounts incurred by the Company in 1998 under this agreement were $2,064,000.

The Company leases certain facilities, vehicles and equipment over varying periods. None of the agreements contain unusual renewal or bargain purchase options. As of December 31, 1998, future minimum rental payments under noncancelable operating leases with an initial term greater than one year were as follows:

         1999                                           $1,098,000
         2000                                            1,037,000
         2001                                              741,000
         2002                                              542,000
         2003                                              453,000
                                                        ----------
         Total future minimum rental payments           $3,871,000
                                                        ==========

Rent expense was $1,159,000 in 1998 and $192,000 in the period June 17, 1997 through December 31, 1997.

                                 PLAINWELL INC.

8. Environmental Remediation

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

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or PRPs) associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners.

The Company has been identified by certain governmental entities or other parties as a potentially responsible party with respect to possible investigation and cleanup costs associated with certain contaminated sites. The Company has recorded a liability for the estimated work at the locations and a receivable for remediation costs recoverable under related indemnification agreements.

In 1990, a predecessor company to the Company was named as one of several PRPs at a Superfund site in Kalamazoo, Michigan, which has five distinct operable units. PRPs may be held jointly and severally liable for cleanup plus related costs. One operable unit of the Kalamazoo River Site is the 12th Street Landfill, a property wholly owned by the Company. The Company expects to pay for the entire cost of the investigation and remediation work at this location. The Company has recorded a liability for the estimated cost to remediate this unit as well as a receivable for remediation costs recoverable under an indemnification agreement. Investigations at a second operable unit, which includes a

                                 PLAINWELL INC.

8. Environmental Remediation (continued)

portion of the Kalamazoo River, continue. Environmental remediation costs, if any, that may be incurred cannot presently be estimated. Based on management's understanding of the contamination at the Kalamazoo River operable unit, the involvement of other PRPs and the indemnity rights the Company has against the Predecessor Company, the Company does not expect this matter to have a material adverse effect on operations, liquidity and financial condition.

The Company owns and operates a landfill in Washington Township, Wisconsin, for disposal of its papermaking sludge. The Company has closed two of the three sections of the landfill and is currently monitoring those sections in accordance with requirements of state environmental laws. The Company expects to begin closure of the third section by 2002. Estimated closure costs of $1.3 million are being accrued over the operating life of the landfill. Monitoring costs estimated at $80,000 per year will be required for 40 years following the closure of the landfill. The Company believes that, based on current information and regulatory requirement, the estimates of the landfill closure costs are adequate, although there can be no assurance that the cost will not eventually exceed the amount presently estimated.

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

In 1998, the EPA published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. The new rules require more stringent controls on air emissions and wastewater discharges from the Company's paper and tissue mills. These regulations are collectively referred to as the "cluster rules." The Company estimates that future capital spending to comply with the cluster rules could be up to $5 million.

9. Paid-in Capital and Stockholder's Equity

In connection with the purchase of the Consumer Products Division, the Company recorded a dividend to Holdings of $4,288,000 to permit Holdings to redeem the preferred stock of Holdings held by Simpson as required pursuant to change in control provisions. In connection with this same acquisition, an additional equity investment of $24,634,000, net of the cost of raising equity, was contributed to the Company.

                                 PLAINWELL INC.

9. Paid-in Capital and Stockholder's Equity (continued)

In December 1998, Plainwell Shasta Holdings Inc. was created as the parent of Plainwell Holdings, Inc. in a non-taxable transaction. In connection with this restructuring, Plainwell Shasta Holdings Inc. created two affiliated entities to the Company, Shasta Holdings, Inc. and Shasta Paper Company.

In January 1999, Shasta Paper Company acquired the pulp and paper operations of Simpson Paper Company located in Anderson, California. In connection with this transaction, the Company recorded a dividend of $4 million to its parent to consummate the transaction. Upon the completion of this acquisition, the Company will have certain affiliated company transactions, including intercompany sales, shared sales and marketing costs, shared corporate administrative costs, and shared information services costs.

10. Business Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as a source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No.
131 did not affect the results of operations or financial position.

The Company's business segments are (1) the Consumer Products Division, which produces private label consumer tissue products, such as bath tissue, paper towels, napkins, and facial tissue and (2) the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other high performance industrial specialty papers. The markets in which the Company sells its products are affected by several factors, including industry capacities and the level of economic growth in domestic and international markets. The principal markets for the Company's products are in the United States.

Segment operating profit is revenue less specific and allocable operating expenses. General net corporate expenses include nonoperating overhead, interest expense, amortization of deferred finance costs and interest and other income (expense). Income before interest and income taxes is used to measure the performance of the segments and allocate resources.

                                 PLAINWELL INC.

10. Business Segment Information (continued)

Segment identifiable assets are those which are directly used in the segment operations. Corporate assets are principally cash and cash equivalents, deferred finance costs, refundable income taxes, deferred income taxes, and long-term debt not specifically collateralized by business segment assets.

Financial information by business segment follows:

                                                     Consumer          Specialty
                                                     Products           Paper
                                                     Division          Division          Corporate           Total
                                                     ---------------------------------------------------------------
                                                                               (In Thousands)
December 31, 1998:
   Net sales                                         $115,265          $ 77,916          $     --           $193,181
   Income (loss)  before interest, income
     taxes and extraordinary item                       8,617             1,167            (2,436)             7,348
   Interest expense                                       640               157            13,951             14,748
   Depreciation and amortization                        9,361             1,424                --             10,785
   Capital expenditures                                 3,749               786                --              4,535
   Total assets                                       163,065            51,087            11,080            225,232

December 31, 1997:
   Net sales                                         $     --          $ 45,921          $     --           $ 45,921
   Income (loss) before interest and income
     taxes                                                 --             2,415              (601)             1,814
   Interest expense                                        --                --             1,311              1,311
   Depreciation and amortization                           --               766                --                766
   Capital expenditures                                    --               563                --                563
   Total assets                                            --            48,304             3,588             51,982

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names, ages as of February 28, 1999, and a brief account of the business experience of each person who is a director or executive officer of our company.


Name                             Age      Position

William I. New.................  54       Chairman, Chief Executive Officer and
                                          President

Francis J. Fitzpatrick.........  58       President--Specialty Paper Division

Gary A. Hayden.................  49       Vice President and General
                                          Manager--Consumer Products Division

Jeffrey A. Arnesen.............  40       Senior Vice President--Finance and
                                          Secretary

David F. Thomas................  48       Director

John D. Weber..................  34       Director


William L. New has served as Chairman of the Board of Directors, Chief Executive Officer and President of the Plainwell Paper Company since June 1997. From September 1995 through May 1997, Mr. New was President and a Director of the New Group, Inc., consultants to the paper industry. From 1991 to August 1995, Mr. New founded and was Chairman, Chief Executive Officer and President of Encore Paper Company. Prior to that, from 1970 to 1991, Mr. New held various positions at Wisconsin Tissue, previously an affiliate of Philip Morris (which owned Plainwell Paper Company over this tenure), including Executive Vice President and Chief Operating Officer. Since 1991, Mr. New has served as a director of Integrated Paper Services.

Francis J. Fitzpatrick has served as President of the Speciality Paper Division since January of 1999. Mr. Fitzpatrick was Executive Vice President and Chief Operating Officer of Plainwell Paper Company and the Speciality Paper Division of our company from June 1997. Prior to that he was a principal in Longmeadow Associates which provided consulting services for product and market development in the paper industry.

From 1982 to 1990, Mr. Fitzpatrick was President of Westfield River Paper Company. Prior to 1982, he was Director of marketing and sales for the Nicolet Division, previously an affiliate of Philip Morris (which owned Plainwell Paper Company over this tenure).

Gary A. Hayden has served as Vice President and General Manager--Consumer Products Division from since June 1997 and served as Division Manufacturing Manager for the tissue business of Pope & Talbot from 1996 to 1998. Prior to that, Mr. Hayden served as Resident Manager for the Eau Claire, Wisconsin facility. From 1977 to 1993 Mr. Hayden worked in various operational and managerial capacities for Pope & Talbot.

Jeffrey A. Arnesen has served as Senior Vice President of Finance for PLAINWELL INC., since July 1998. Prior to that he was President of Michigan Carton Company, an operating division of Field Container Company, L.P., which is a privately held integrated manufacturer of folding cartons, recycled paperboard and printing inks. Prior to that he was Vice President, Corporate Controller at Field Container Company. From 1981 to 1992, he was with BDO Seidman, an international public accounting firm focusing on emerging businesses.

David F. Thomas is a director of our company. Mr. Thomas has been President of 399 Venture Partners since December 1994. In addition, Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd., an affiliate of 399 Venture Partners, for over five years. Mr. Thomas is currently a director of Lifestyle Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc., Stage Stores, Inc., Neenah Foundry Company and a number of private companies.

John D. Weber is a director of our company. Since 1994, Mr. Weber has been a Vice President at Citicorp Venture Capital, Ltd. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994. Mr. Weber is a director of Anvil Knitwear, Inc., Neenah Foundry Company and a number of private companies.

We will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in their capacity as directors. In addition, we may compensate directors for services provided in such capacity.

Item 11. EXECUTIVE COMPENSATION

The name of each of our executive officers and their compensation for the year ended December 31, 1998 and the period June 17, 1997 (inception date) to December 31, 1997 are summarized as follows:


                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

 Name and Principal           Year           Annual Compensation Salary       Bonus   All Other Compensations
      Position                                       ($)                       ($)           $
William L. New                1998                    $325,959                  $--          $--
President and Chief           1997                    $168,030                  $--          $--
Executive Officer

Francis J. Fitzpatrick        1998                    $140,004                  $--          $143,439*
Vice President                1997                    $108,159                  $--          $--

Gary A. Hayden                1998                    $125,513                  $--          $--
Vice President                1997                    $--                       $--          $--

--------
* All other compensation for Francis J. Fitzpatrick includes Automobile Allowance, Relocation Expenditures, and other compensation.

Compensation Committee Interlocks and Insider Participation

Messrs. Thomas and Weber comprise the members of the Compensation Committee of the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our issued and outstanding capital stock is owned by Plainwell Holding Company. All of the issued and outstanding capital stock of Plainwell Holding Company is owned by Plainwell Shasta Holding Company. Plainwell Holding Company, through an investment in Plainwell Shasta Holding Company, is an affiliate of 399 Venture Partners. The management shareholders also have, through an investment in Plainwell Shasta Holding Company, a beneficial interest in our company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December of 1998, Plainwell Shasta Holdings, Inc. was created as the parent of Plainwell Holdings, Inc. in a non-taxable transaction. In connection with this restructuring, Plainwell Shasta Holdings, Inc. in turn created two entities affiliated to our company: Shasta Holdings, Inc. and Shasta Paper Company. In January, 1999, Shasta Paper Company acquired the pulp and paper operations of Simpson Paper Company located in Anderson, California. In connection with this acquisition, we recorded a dividend of $4.0 million that was issued to Plainwell Shasta Holdings, Inc. Since the acquisition of and the issuance of the dividend, our company has engaged in a series of affiliated company transactions, including intercompany sales, shared sales and marketing costs, shared corporate administrative costs, shared corporate administrative costs and shared information services costs. The terms and conditions of such transactions have been determined to be fair to the noteholders from a financial perspective in accordance with the terms and conditions of the Indenture.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Document List

     1. Financial Statements

The balance sheet of Plainwell Inc. as of December 31, 1998 and Plainwell Paper Company (its predecessor company) as of December 31, 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 1998 and the period June 17, 1997 through December 31, 1997 including the notes thereto, is set forth under Item 8 of this Annual Report. The "Report of Independent Accountants" as presented in the 1998
Financial Statements of PLAINWELL INC., also set forth under Item 8 of this Annual Report.

     2. Financial Statement Schedules

No other schedules are files as part of this Annual Report because they are not applicable or are not required.

Schedule II (Valuation and Qualifying Accounts for the year ended December 31, 1998 and the period June 17, 1997 through December 31, 1997) is found on page 16 of this Annual Report.

The Report of Independent Accountants is found on page 15 of this Annual Report.

     3. Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 17 -18 hereof.

     b. Reports on Form 8-K

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PLAINWELL INC.
                           (Registrant)

March 30, 1999     By /s/ JEFFREY A. ARNESEN
                   Jeffrey A. Arnesen
                   Senior Vice President Finance and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By /s/   WILLIAM L. NEW
         William L. New
         Chairman of the Board

By /s/   DAVID F.THOMAS
         David F. Thomas
         Director

By /s/   JOHN D. WEBER
         John D. Weber
         Director

Each of the above signatures is affixed as of March 30, 1999.

                                 PLAINWELL INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

     (A)                            (B)              (C)                        (D)                 (E)
                                    Balance at       Additions
                                    beginning        charged to costs                                Balance
  Description                       of period        and expenses               Deductions           end of period
-------------------------------------------------------------------------------------------------------------------
                                                              (In thousands)
  Valuations accounts deducted
   from assets to which they
   apply--for accounts
   receivable allowances
  Year Ended December 31, 1998        $  418          $ 4,153                    $3,444              $1,127

   Period from June 17, 1997
    through December 31, 1997         $   --           $1,785                    $1,367              $  418

                                 EXHIBITS INDEX


EXHIBIT                      DESCRIPTION
NUMBER
-----------    -----------------------------------------------------------------

*3.1           Certificate of Incorporation of PLAINWELL INC. (Filed as Exhibit
               3.1 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*3.2 By-laws of PLAINWELL INC. (Filed as Exhibit 3.2 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*4.1 Indenture dated as of March 6, 1998 between PLAINWELL INC. and United States Trust Company of New York (Filed as Exhibit 4.1 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*4.2 Purchase Agreement dated as of March 3, 1998 among PLAINWELL INC., Bear, Stearns & Co. Inc. and Salomon Brothers Inc. (Filed as Exhibit 4.2 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*4.3 Exchange and Registration Rights Agreement dated as of March 6, 1998 among PLAINWELL INC., Bear, Stearns & Co. Inc. and Salomon Brothers Inc. (Filed as Exhibit 4.3 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.1 Amended and Restated Loan and Security Agreement dated as of March 6, 1998 by and between PLAINWELL INC. and Sanwa Business Credit Corporation as Agent for the Lenders (Filed as Exhibit
               10.1 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.2 Agreement of Purchase and Sale dated as of January 22, 1998, by and among Pope & Talbot, Inc., Pope & Talbot, Wis., Inc., Plainwell Holding Company and PLAINWELL INC. (Filed as Exhibit
               10.2 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.3 Transition Services Agreement dated as of March 6, 1998 by and between PLAINWELL INC. and Pope & Talbot, Inc. (Filed as Exhibit
               10.3 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.4 Transition Services Agreement dated as of June 16, 1997 by and between Plainwell Paper Company and Simpson Paper Company (Filed as Exhibit 10.4 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.12 Collective Bargaining Agreement dated November 29, 1995 by and between Pope & Talbot, Inc., CPD - Ransom/Pittston Township and United Paperworkers International Union AFL-CIO and Ransom/Pittston Township, Local Number 1448 (Filed as Exhibit
               10.12 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.13 Collective Bargaining Agreement dated April 1, 1997 by and between Pope & Talbot, Wis., Inc., Eau Claire, Wisconsin and the United Paperworkers International Union and its affiliated Local No. 42 (Filed as Exhibit 10.13 to Form S-4 filed September 3, 1998. Registration number 333-61857 and incorporated herein by reference.)

*10.14 Loan Agreement dated November 1, 1983 by and between Economic Development Corporation of the City of Plainwell and Plainwell Paper Company (Filed as Exhibit 10.14 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

*10.15 Indenture of Trust dated November 1, 1983 by and among Economic Development Corporation of the City of Plainwell and First & Merchants National Bank (Filed as Exhibit 10.15 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

10.16 Amendment No. 1 to the Amended and Restated Loan and Security Agreement dated June 3, 1998 by and between Plainwell Inc., Sanwa Business Credit Corporation and Lasalle National Bank.


27.1           Financial Data Schedule