Form 10-Q
period 1999-03-31
PLAINWELL INC
filed 1999-05-14
CIK 1058581

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999



OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.


                        Commission file number 333-51857


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999: 500 shares, $1 par value Common Stock outstanding

                                 PLAINWELL INC.
                                    FORM 10-Q
                  for the Quarterly Period ended March 31, 1999


                                      INDEX

                                                                                             Page
-------------------------------------------------------------------------------------------------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


         Condensed Statements of Operations  - Three Months ended March 31, 1999 and 1998      4

         Condensed Balance Sheets at March 31, 1999 and December 31, 1998                      5

         Condensed Statements of Cash Flows  - Three months ended March 31, 1999 and 1998      6

         Notes to Condensed Financial Statements- March 31, 1999                               7


Item 2.   Management's Discussion and Analysis of Financial Position
               and Results of Operations                                                      12


Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          16


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                                   17

Item 4.   Submission of Matters to a Vote of Security Holders                                 17

Item 6.   Exhibits and Reports on Form 8-K                                                    17

          Signatures                                                                          17

          Exhibit (27)  Financial Data Schedule                                               18

PART I

                                 PLAINWELL INC.

                       Condensed Statements of Operations

                             (Thousands of Dollars)

                                                       Three months ended
                                                   ----------------------------
                                                       March          March
                                                     31, 1999        31, 1998
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)

Net sales                                            $ 52,124        $ 30,170
Cost of sales                                          46,133          27,197
                                                     --------        --------
Gross profit                                            5,991           2,973

Selling, general and administrative
expenses                                                4,722           2,524
                                                     --------        --------

Operating income                                        1,269             449
Interest expense                                        4,000           1,548
                                                     --------        --------

Loss before taxes and extraordinary                    (2,731)         (1,099)
item
Income tax benefit                                       (741)           (339)
                                                     --------        --------
Loss before extraordinary
Item                                                   (1,990)           (760)
Extraordinary item, net of tax                             --            (597)
                                                     --------        --------
Net Loss                                             $ (1,990)       $ (1,357)
                                                     ========        ========


            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                            Condensed Balance Sheets
                             (Thousands of Dollars)

                                                         March 31,  December 31,
                                                           1999        1999
                                                        ---------   ------------
                                                       (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                           $   1,435    $   1,846
    Accounts receivable, net                               22,118       19,387
    Inventories                                            27,876       27,750
    Other                                                   6,172        5,599
                                                        ---------    ---------
    Total current assets                                   57,601       54,582

Net property, plant and equipment                         135,668      137,410
Other assets                                               32,632       33,240
                                                        ---------    ---------
    Total assets                                        $ 225,901    $ 225,232
                                                        =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                    $  17,343    $  14,642
    Accrued liabilities                                    12,594       18,093
     Notes Payable                                             --          150
                                                        ---------    ---------
    Total current liabilities                              29,937       32,885
                                                        ---------    ---------

Long-term debt                                            162,427      152,915
Other long-term liabilities                                16,046       15,951
                                                        ---------    ---------
    Total liabilities                                     208,410      201,751
                                                        ---------    ---------

Commitments and Contingencies (Notes 4 and 5)

Stockholder's equity:
    Common stock $1 par value, authorized 1,000 shares,         1            1
        issued and outstanding 500 shares
    Paid-in capital                                        28,319       28,319
    Accumulated deficit                                   (10,829)      (4,839)
                                                        ---------    ---------
    Total stockholder's equity                             17,491       23,481
                                                        ---------    ---------
    Total liabilities and stockholder's equity          $ 225,901    $ 225,232
                                                        =========    =========


            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                       Condensed Statements of Cash Flows
                             (Thousands of Dollars)

                                                              Three Months Ended
                                                              March        March
                                                             31, 1999     31, 1998
                                                            ---------    ---------
                                                           (Unaudited)  (Unaudited)

Operating activities:
Net loss                                                    $  (1,990)   $  (1,357)
Adjustments to reconcile net loss, to net cash used in
       operating activities:
    Depreciation and amortization                               3,115        1,318
    Amortization of deferred financing costs                      289           96
    Deferred income tax charges                                  (741)        (275)
    Changes in operating assets and liabilities                (5,223)     (11,782)
                                                            ---------    ---------
Net cash used in operating activities                          (4,550)     (12,000)
                                                            ---------    ---------

Investing activities:
Capital expenditures                                           (1,373)        (676)
Purchase of Consumer Products Division                             --     (122,317)
                                                            ---------    ---------
Net cash used in investing activities                          (1,373)    (122,993)
                                                            ---------    ---------

Financing activities:
Net borrowings (payments) under revolving lines of credit       9,512       (1,354)
Repayment of term loan                                             --      (13,500)
Issuance of long-term debt                                         --      130,000
Capital contribution                                               --       24,634
Dividends paid                                                 (4,000)      (4,288)
                                                            ---------    ---------
Net cash provided by financing activities                       5,512      135,492
                                                            ---------    ---------
Net (decrease) increase in cash and cash equivalents             (411)         499
                                                            ---------    ---------

Cash and cash equivalents at beginning of period            $   1,846    $     772
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $   1,435    $   1,271
                                                            ---------    ---------


            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
               Notes to Condensed Financial Statements (Unaudited)
                                 March 31, 1999


Note 1.  Basis of Presentation

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

The historic information of the Company for the three months ended March 31, 1998 include the results of the Consumer Products Division beginning with the acquisition date (March 6, 1998).

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that might be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K dated March 31, 1999.

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

The following unaudited pro forma results of operations for the quarter ended March 31, 1998 assumes the acquisition, merger and related transactions occurred as of January 1, 1998 (in Thousands of Dollars):

                                                              Three Months Ended
                                                                March 31, 1998
                                                              ------------------

          Net sales                                                 $53,139
          Loss before extraordinary item                             (1,885)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

                                 PLAINWELL INC.
               Notes to Condensed Financial Statements (Unaudited)

Note 3.  Inventories

Inventories consist of the following (in thousands):

                                     March 31, 1999         December 31, 1998
                                     --------------         -----------------

          Finished goods                 $18,411                 $17,173
          Work-in-process                  3,343                   4,444
          Materials and supplies           6,122                   6,133
                                         -------                 -------
              Total                      $27,876                 $27,750
                                         =======                 =======

Note 4.  Commitments and Contingencies

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

In connection with the purchase of the Consumer Products Division, the Company entered into an 18-month Transition Services Agreement through September 30, 1999, with the former owner under which the former owner provides certain information systems support and development services

The Company leases certain facilities, vehicles and equipment over varying periods. None of the agreements contain unusual renewal or bargain purchase options.

Note 5.  Environmental Remediation

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

In 1990, a predecessor company to the Company was named as one of several PRPs at a Superfund site in Kalamazoo, Michigan, which has five distinct operable units. PRPs may be held jointly and severally liable for cleanup plus related costs. One operable unit of the Kalamazoo River Site is the 12th Street Landfill, a property wholly owned by the Company. The Company expects to pay for the entire cost of the investigation and remediation work at this location. The Company has recorded a liability for the estimated cost to remediate this unit as well as a receivable for remediation costs recoverable under an indemnification agreement. Investigations at a second operable unit, which includes a portion of the Kalamazoo River, continue. Environmental remediation costs, if any, that may be incurred cannot presently be estimated. Based on management's understanding of the contamination at the Kalamazoo River operable unit, the involvement of other PPS and the indemnity rights the Company has against the Predecessor Company, the Company does not expect this matter to have a material adverse effect on operations, liquidity and financial condition.

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

Note 6.  Paid-in Capital and Stockholder's Equity

In December 1998, Plainwell Shasta Holdings Inc. was created as the parent of Plainwell Holdings, Inc. in a non-taxable transaction. In connection with this restructuring, Plainwell Shasta Holdings Inc. created two affiliated entities to the Company, Shasta Holdings, Inc. and Shasta Paper Company.

In January 1999, Shasta Paper Company acquired the pulp and paper operations of Simpson Paper Company located in Anderson, California. The Company paid a dividend of $4.0 million to finance the transaction. The Company has various transactions with Shasta Paper Company, including intercompany sales, shared sales and marketing costs, shared corporate administrative costs, and shared information services costs.

Note 7.  Business Segment Information

Financial information by business segment follows:

                                                       Consumer            Specialty Paper
                                                       Products                Division           Corporate            Total
                                                       Division

                                                                                     (in Thousands)
                                                       ------------------------------------------------------------------------
Three Months ended March 31, 1999:
  Net Sales                                             $32,965                 $19,159               $ --             $52,124
  Income (loss) before interest, income
   taxes and extraordinary item                           1,124                     690               (545)              1,269
  Interest expense                                          190                      34              3,776               4,000
  Depreciation and amortization                           2,849                     369                186               3,404
  Capital expenditures                                    1,079                     287                  7               1,373
  Total assets                                          $55,238                 $21,093           $149,570            $225,901

Three Months ended March 31, 1998:
  Net Sales                                             $10,135                 $20,035                $--             $30,170
  Income (loss) before interest, income
   taxes                                                    301                     508               (360)                449
  Interest expense                                           54                      37              1,457               1,548
  Depreciation and amortization                             986                     368                 60               1,414
  Capital expenditures                                      391                     285                 --                 676
  Total assets                                         $168,706                 $51,036            $10,629            $230,371

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company acquired the Consumer Products Division on March 6, 1998. The historical financial information of the Company for the three months ended March 31, 1998 includes the results of the Consumer Products Division since the date of acquisition March 6, 1998.

Three months ended March 31, 1999 and March 31, 1998

Net Sales.

Net sales increased $22.0 million to $52.1 million for the three months ended March 31, 1999 compared to $30.1 million for the three months ended March 31, 1998. The increase was attributable to the acquisition of the Consumer Product Division which added $22.8 million in net sales. Sales for the Specialty Paper Division decreased $0.8 million to $19.2 million for the three months ended March 31, 1999 compared to $20.0 million for the three months ended March 31, 1998. The decrease in sales at the Specialty Paper Division was attributable to a 2.1% decrease in volume of shipments and a 2.3% decrease in net selling price.

Cost of Sales and Gross Profit.

Cost of sales increased $18.9 million to $46.1 million for the three months ended March 31, 1999 compared to $27.2 million for the three months ended March 31, 1998. The increase was attributable to the acquisition of the Consumer Products Division which added $19.9 million in cost of sales. Cost of sales for the Specialty Paper Division decreased approximately $1.0 million to $17.1 million, primarily due to reduced raw material and other material costs.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $2.2 million to $4.7 million for the three months ended March 31, 1999 compared to $2.5 million for the quarter ended March 31, 1998. The increase was attributable to the acquisition of the Consumer Products Division which added $2.1 million in selling, general and administrative expenses. Selling, general and administrative expenses for the Specialty Paper Division decreased approximately $0.3 million to $1.3 million. Corporate general and administrative expenses for the three months ended March 31, 1999 were $0.4 million.

Operating Income (Loss).

Operating income increased $0.9 million to $1.3 million for the three months ended March 31, 1999 compared to $0.4 million for the quarter ended March 31, 1998. The acquisition of the Consumer Products Division added $0.8 million to operating income. The Specialty Paper Division operating income increased $0.2 million, with the Corporate operating expenses of $0.1 decreasing operating income for the first quarter of 1999 as compared to the first quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Interest Expense.

Interest expense increased $2.5 million to $4.0 million for the three months ended March 31, 1999 compared to $1.5 million for the quarter ended March 31, 1998, primarily related to acquisition related borrowings and interest expense associated therewith.

Income Taxes.

The Company's effective income tax rate was 27.1% and 30.8%, in the first quarter of 1999 and 1998, respectively. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes.

Liquidity and Capital Resources.

The Company's primary capital requirements are for working capital, capital expenditures and possible acquisitions. Management believes that cash generated from operations, together with borrowings under the New Credit Facility, will be sufficient to meet the Company's capital needs in the foreseeable future.

Pursuant to the terms of the Amended and Restated Loan and Security Agreement between our company and Fleet Business Credit Corporation (the "Loan Agreement"), we are required to comply with various financial covenants, including a covenant to maintain a fixed charge coverage ratio, as defined and calculated in accordance with the Loan Agreement, of at least 1.00. Our fixed charge coverage ratio at March 31, 1999 does not comply with such covenant. We currently are seeking a waiver from Fleet Business Credit Corporation regarding our non-compliance with this covenant for the period ended March 31, 1999 as well as future periods.

Capital expenditures were $1.4 million for the three months ended March 31, 1999 compared to $0.7 million for the three months ended March 31, 1998.

For 1999, the Company anticipates remaining capital expenditures of approximately $6.6 million primarily to support strategic initiatives. These initiatives include new tissue converting equipment at the Eau Claire, Wisconsin facility, structural improvements at several facilities and enhancements of the Company's information systems. These projects are consistent with the Company's strategy of expanding the specialty paper and tissue businesses, reducing costs, and spending capital to generate a higher return on investment. Capital expenditures and acquisitions for 1999 are expected to be financed with internally generated cash or through available borrowings. The Company further estimates that future capital spending to comply with the Cluster Rules and the "GLI" could be up to $5.0 million. The Company cannot predict if or when such rules will be promulgated in a form that will require the Company to make such expenditures. In addition, the Company is indemnified under various agreements with respect to certain contingent environmental liabilities.

EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation and amortization, was $4.7 million for the first quarter of 1999. This was $2.8 million higher than EBITDA of $1.9 million for the first quarter of 1998. The increase was caused primarily by the acquisition of the Consumer Products Division which generated $2.7 million of

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

incremental EBITDA during the three months ended March 31, 1999 and which was supplemented by the $0.1 million increase in EBITDA at the Specialty Paper Division and Corporate Divisions as compared to the quarter ended March 31, 1998. Depreciation and amortization expense increased $2.0 million to $3.4 million for the three months ended March 31, 1999 compared to depreciation and amortization expense of $1.4 million for the quarter ended March 31, 1998.

Net cash used in operating activities for the first quarter of 1999 was $4.6 million, up from $12.0 million of net cash used in operating activities for the first quarter of 1998.

At the end of the first quarter of 1999 long-term debt totaled $162.4 million, compared to $152.9 million at the end of the same period of 1998. The ratio of long-term debt to total capital was 90.3% at the end of the first quarter of 1999, an increase of 3.6% from the end of the same period last year. The ratio of long-term debt to shareholders' equity was 928.6% at the end of the first quarter of 1999 compared to 651.2% at the end of the first quarter of 1998. Out of a total of $35.0 million committed domestic credit lines available at the end of the first quarter of 1999, $14.4 million were utilized.

Inflation.

The Company believes that inflation has not had a material impact on the results of operations of either the Consumer Products Division or the Specialty Paper Division.

Contingent Matters.

Refer to Notes 4 and 5 of the Notes to the Condensed Financial Statements for a discussion of contingencies.

Year 2000 Issues.

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

(1)  inventorying the Consumer Products Division's existing information systems;

(2) determining the ongoing use and value of each such system to the Consumer Products Division;

(3)  determining  processing   capabilities  of  the  systems  utilized  by  the
     Specialty Paper Division, their fitness for purpose and certain other tasks, including Year 2000 status; and

(4)  certain other tasks.

We have made an initial assessment of its present Year 2000 status and have developed an implementation plan. We have installed new order management software and have tested the process control software at our Specialty Paper Division. Replacement of the Specialty Paper Division's financial systems software has begun and is scheduled for completion in September, 1999. We have engaged third parties to enhance the functionality and value of existing order management and warehouse management software and to concurrently upgrade the related hardware at our Consumer Product Division. Replacement of Consumer Products Division's financial systems software has begun and is scheduled for completion in September, 1999. We expect that these enhancements will ensure that we are Year 2000 compliant. Based on current estimates, we expect to incur costs approximating $2.0 million to complete these tasks, the majority of which are expected to be capital in nature.

We have queried those of our significant suppliers and subcontractors that do not share information systems with us. To date, we are not aware of any such third party with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that third parties with whom we do business will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by such third parties is presently not determinable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Our management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program at this time. In the event that we do not complete any remaining phases, we may be unable to take certain customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

We have contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies on a short-term basis.

Forward-Looking Information

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation for the Quarter Ended March 31, 1999 compared to the quarter ended March 31, 1998 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements.

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

     (5) any decisions by us to make a significant acquisition or a significant increase in production capacity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices. The Company does not engage in financial transactions for trading or speculative purposes.

                                    PART II

Item 1. Legal Proceedings

Reference is made to Note 7 of the Notes to Financial Statements included with the Company's Form 10-K filed March 31, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

(1)  None


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits on Form 8-K

     None

(b)  Reports on Form 8-K

     None

The following Exhibit in included herein:

     (27) Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINWELL INC.
(Registrant)


May 14, 1999                      By: /s/  Jeffrey A. Arnesen
------------------------------        ------------------------------------------
            Date                                   Jeffrey A. Arnesen
                                             Senior Vice President Finance
                                             and Chief Accounting Officer

May 14, 1999                      By: /s/  William L. New
------------------------------        ------------------------------------------
            Date                                     William L. New
                                            Chairman and Chief Executive Officer