Form 10-Q
period 1999-06-30
PLAINWELL INC
filed 1999-08-13
CIK 1058581

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 /X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X/ No / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1999: 500 shares, $1 par value Common Stock outstanding.

                                 PLAINWELL INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
-----------------------------------------------------------------------------------------------------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations for the three and six months
                 ended June 30, 1999 and 1998                                                       3

         Condensed Balance Sheets at June 30, 1999 and December 31, 1998                            4

         Condensed Statements of Cash Flows for the three months ended June 30, 1999 and 1998       5

         Notes to Condensed Financial Statements                                                    6


Item 2. Management's Discussion and Analysis of Financial Position
          and Results of Operations                                                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 14


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          15

Item 4.  Submission of Matters to a Vote of Security Holders                                        15

Item 6.  Exhibits and Reports on Form 8-K                                                           15

Signatures                                                                                          16

Exhibit Index                                                                                       17

PART I
                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                             Three months ended               Six months ended
                                                                   June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           1999           1998             1999           1998
                                                       -------------   ------------    -------------   ------------
Net sales                                            $       54,100  $      54,957   $      106,224  $      85,127
Cost of sales                                                47,219         46,856           93,352         74,053
                                                       -------------   ------------    -------------   ------------
    Gross profit                                              6,881          8,101           12,872         11,074

Selling, general and
    administrative expenses                                   4,341          4,539            9,063          7,063
                                                       -------------   ------------    -------------   ------------

Operating income                                              2,540          3,562            3,809          4,011
Interest expense                                              4,626          4,369            8,626          5,917
                                                       -------------   ------------    -------------   ------------

Loss before taxes
    and extraordinary item                                  (2,086)          (807)          (4,817)        (1,906)
Income tax benefit                                            (515)          (200)          (1,256)          (539)
                                                       -------------   ------------    -------------   ------------

Loss before extrordinary item                               (1,571)          (607)          (3,561)        (1,367)
Extraordinary item, net of tax                                    -              -                -          (597)
                                                       -------------   ------------    -------------   ------------

Net loss                                             $      (1,571)  $       (607)   $      (3,561)  $     (1,964)
                                                       -------------   ------------    -------------   ------------
                                                       -------------   ------------    -------------   ------------


            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                            CONDENSED BALANCE SHEETS
                              (Thousands of Dollars
                              Except Share Amounts)

                                                                         June 30, 1999            December 31, 1998
                                                                    -----------------------    ------------------------
                                                                           (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                     $                  2,154   $                   1,846
    Accounts receivable, net                                                        22,725                      19,387
    Inventories                                                                     27,650                      27,750
    Other                                                                            6,133                       5,599
                                                                    -----------------------    ------------------------
        Total current assets                                                        58,662                      54,582

Net property, plant and equipment                                                  134,310                     137,410
Other assets                                                                        32,372                      33,240
                                                                    -----------------------    ------------------------
        Total Assets                                              $                225,344   $                 225,232
                                                                    -----------------------    ------------------------
                                                                    -----------------------    ------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                              $                 15,721   $                  14,642
    Accrued liabilities                                                             15,495                      18,093
    Notes payable                                                                      150                         150
                                                                    -----------------------    ------------------------
        Total current liabilities                                                   31,366                      32,885

Long-term debt                                                                     161,778                     152,915
Other long-term liabilities                                                         16,280                      15,951
                                                                    -----------------------    ------------------------
        Total Liabilities                                                          209,424                     201,751

Commitments and Contingencies (Notes 4 and 5)

Stockholder's equity:
    Common stock $1 par value, authorized 1,000
        shares, issued and outstanding 500 shares                                        1                           1
    Paid-in capital                                                                 28,319                      28,319
    Accumulated deficit                                                           (12,400)                     (4,839)
                                                                    -----------------------    ------------------------
        Total stockholder's equity                                                  15,920                      23,481
                                                                    -----------------------    ------------------------
        Total liabilities and stockholder's equity                $                225,344   $                 225,232
                                                                    -----------------------    ------------------------
                                                                    -----------------------    ------------------------

            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Six months ended
                                                                             June 30,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -------------   ------------
OPERATING ACTIVITIES:
Net loss                                                        $      (3,561)  $    (1,964)
Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                        6,450          4,319
    Deferred income taxes                                              (1,256)          (475)
    Changes in operating assets and liabilities                        (3,431)        (3,001)
                                                                  -------------   ------------
  Net cash provided by (used in) operating
        activities                                                     (1,798)        (1,121)

INVESTING ACTIVITIES:
Capital expenditures                                                   (3,142)        (3,305)
Purchase of Consumer Products Division                                       -      (122,317)
                                                                  -------------   ------------
  Net cash used in investing activities                                (3,142)      (125,622)

FINANCING ACTIVITIES:
Net borrowings (payments) under
    revolving lines of credit                                            8,863        (1,263)
Repayment of term loan                                                       -       (13,500)
Issuance of long-term debt                                                   -        130,000
Deferred financing costs, net of amortization                              385        (6,007)
Capital contribution                                                         -         24,634
Dividends paid                                                         (4,000)        (4,288)
                                                                  -------------   ------------
  Net cash provided by (used in) financing
        activities                                                       5,248        129,576
                                                                  -------------   ------------
Net  increase in cash and cash equivalents                                 308          2,833

Cash and cash equivalents at beginning of period                         1,846            772
                                                                  -------------   ------------
Cash and cash equivalents at end of period                      $        2,154  $       3,605
                                                                  -------------   ------------
                                                                  -------------   ------------

            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999



NOTE 1.  BASIS OF PRESENTATION


PLAINWELL INC. (the "Company") is a leading U.S. producer and marketer of value added paper products for niche markets within the paper industry. The Company conducts its business through two divisions: the Consumer Products Division, which produces private label consumer tissue products such as bath tissue, paper towels, napkins and facial tissue and the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other technical/specialty papers.

The Company is a wholly owned subsidiary of Plainwell Holding Company ("Holdings"). Holdings and two affiliated entities, Shasta Holdings, Inc. and Shasta Paper Company are wholly owned subsidiaries of Plainwell Shasta Holdings, Inc. Effective March 6, 1998, Plainwell Paper Company merged with and into the Company and its business operates as the Specialty Paper Division of the Company. Also effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc., which operates as the Consumer Products Division of the Company (see Note 2).

The historical information of the Company for the six months ended June 30, 1998 includes the results of the Consumer Products Division beginning with the acquisition date (March 6, 1998).

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that might be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K, filed March 31, 1999.

NOTE 2.  ACQUISITIONS

Effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc. The total purchase price, including the costs of the acquisition, was $122,317,000.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The following unaudited pro forma results of operations for the six months ended June 30, 1998 assumes the acquisition, merger and related transactions occurred as of January 1, 1998 (in thousands of dollars):

                                                            Six Months Ended
                                                              June 30, 1998
                                                        ------------------------
          Net sales                                             $108,096
          Loss before extraordinary item                          (2,492)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                     June 30, 1999           December 31, 1998
                                  ------------------       --------------------
          Finished goods                $17,716                    $17,173
          Work-in-process                 4,259                      4,444
          Materials and supplies          5,675                      6,133
                                      ---------                  ---------
              Total                     $27,650                    $27,750
                                      ---------                  ---------
                                      ---------                  ---------

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

In 1998, the EPA published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. The new rules require more stringent controls on air emissions and wastewater discharges from the Company's paper and tissue mills. These regulations are collectively referred to as the "Cluster Rules." The Company estimates that future capital spending to comply with the Cluster Rules could be up to $5.0 million.

NOTE 6.  PAID-IN CAPITAL AND STOCKHOLDER'S EQUITY

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

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  BUSINESS SEGMENT INFORMATION

Financial information by business segment follows (in thousands of dollars):

                                                          Consumer         Specialty
                                                          Products           Paper
                                                          Division          Division        Corporate          Total
                                                        -------------    ---------------   -------------    ------------
Three months ended June 30, 1999:
    Net sales                                         $       33,568   $         20,532  $            -   $      54,100
    Income (loss) before interest, income
        taxes and extraordinary item                           1,499              1,170           (129)           2,540
    Interest expense                                             244                 39           4,343           4,626
    Depreciation and amortization                              2,863                369               -           3,232
    Capital expenditures                                       1,282                 13             474           1,769
    Total assets                                              56,985             19,765         148,594         225,344

Three months ended June 30, 1998:
    Net sales                                         $       35,456   $         19,501  $            -   $      54,957
    Income (loss) before interest, income
        taxes and extraordinary item                           3,288                455           (181)           3,562
    Interest expense                                             219                 42           4,108           4,369
    Depreciation and amortization                              2,597                268               -           2,865
    Capital expenditures                                       2,560                 69               -           2,629
    Total assets                                              47,996             16,356         167,183         231,535

Six months ended June 30, 1999:
    Net sales                                         $       66,533   $         39,691  $            -   $     106,224
    Income (loss) before interest, income
        taxes and extraordinary item                           2,623              1,860           (674)           3,809
    Interest expense                                             434                 73           8,119           8,626
    Depreciation and amortization                              5,712                738               -           6,450
    Capital expenditures                                       2,361                300             481           3,142

Six months ended June 30, 1998:
    Net sales                                         $       45,591   $         39,536  $            -   $      85,127
Income (loss) before interest, income
        taxes and extraordinary item                           3,589                963           (541)           4,011
    Interest expense                                             273                 79           5,565           5,917
    Depreciation and amortization                              3,583                736               -           4,319
    Capital expenditures                                       2,951                354               -           3,305

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company acquired the Consumer Products Division on March 6, 1998. The historical financial information of the Company for the six months ended June 30, 1998 includes the results of the Consumer Products Division since the date of acquisition March 6, 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

NET SALES.

The Company's net sales decreased slightly to $54.1 million for the three months ended June 30, 1999 compared to $55.0 million for the three months ended June 30, 1998. This decline reflects a $1.9 million reduction in net sales in the Consumer Products Division, partially off-set by a $1.0 million increase in net sales from the Specialty Paper Division. The decreased net sales in the Consumer Products Division is primarily attributable to a 6.0% reduction in the average net selling price of products sold. Sales volume in the Consumer Products Division remained relatively flat during the second quarter of 1999 compared to the same period of 1998. The average net selling price of products sold in the Specialty Products Division fell approximately 5.4% during the second quarter of 1999 compared to the second quarter of 1998, but the impact of the lower selling price on net sales was off-set by an 11.1% increase in sales volume. The reduction in the average net selling price at the Consumer Products Division reflects continued competitive pricing pressures resulting from additional production capacity introduced by various competitors in late 1998. The reduction in the average net selling price at the Specialty Paper Division is a result of reduced prices based on competitive market conditions and the effect of lower raw material costs across the industry which impacts the gross selling prices to the Division's customers.

COST OF SALES AND GROSS PROFIT.

Cost of sales increased to $47.2 million for the three months ended June 30, 1999, resulting in a gross profit percentage of approximately 12.7% compared to $46.9 million and 14.7%, respectively, for the three months ended June 30, 1998. The change in gross profit percentage is primarily due to a reduction in the average net selling price as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses remained relatively flat at $4.3 million for the three months ended June 30, 1999 compared to $4.5 million for the quarter ended June 30, 1998.

INCOME TAXES.

The Company's effective income tax rate was 24.7% and 24.8%, in the second quarter of 1999 and 1998, respectively. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

NET SALES.

During the six months ended June 30, 1999, the Company had net sales of $106.2 million compared to $85.1 million in the same period of 1998. This period over period increase is primarily attributable to the acquisition of the Consumer Products Division in March of 1998. The Consumer Products Division contributed $66.5 million in net sales during the first half of 1999 compared to $45.6 million in the same period of 1998. During the first half of 1999, the average net selling price at the Consumer Products Division and the Specialty Products Division fell 5.2% and 3.8%, respectively, compared to the same period in 1998. The impact of the lower net selling prices on the Consumer Products and Specialty Products Division's net sales was off-set by increases in sales volume of 26.3% and 4.4%, respectively.

COST OF SALES AND GROSS PROFIT.

Cost of sales increased to $93.4 million for the six months ended June 30, 1999 compared to $74.1 million for the six months ended June 30, 1998. A significant portion of the increase in cost of sales was primarily attributable to the acquisition of the Consumer Products Division in March 1998 which contributed $58.0 million in cost of sales during the first half of 1999 compared to $38.5 million in the same period of 1998. The Company's aggregate gross profit percentage fell to 12.1% during the six months ended June 30, 1999, compared to 13.0% in the same period of 1998, primarily due to lower average net selling prices as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased $2.0 million to $9.1 million for the six months ended June 30, 1999 compared to $7.1 million for the same period in 1998. This increase was primarily attributable to the acquisition of the Consumer Products Division which added $5.9 million in selling, general and administrative expenses during the first half of 1999 compared to $3.5 million in the same period of 1998.

INTEREST EXPENSE

Interest expense increased $2.7 million to $8.6 million during the first six months of 1999 compared to $5.9 million in the same period of 1998. This increase is primarily attributable to the Company's issuance of $130.0 million, 11% Senior Subordinated Notes in March 1998.

INCOME TAX EXPENSE

The Company's effective income tax rate was 26.1% and 28.3%, during the first six months of 1999 and 1998, respectively. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes.

FINANCIAL CONDITION

Long Term Debt

Long term debt increased $8.9 million, to $161.8 million at June 30, 1999, compared to $152.9 million at December 31, 1998, reflecting an increase in outstanding indebtedness under the Company's revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES.

The Company's primary capital requirements are for working capital, capital expenditures and possible acquisitions. Management believes that cash generated from operations, together with borrowings under its revolving credit facility, will be sufficient to meet the Company's capital needs in the foreseeable future.

EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation and amortization, was $10.3 million for the first six months of 1999 compared to $8.3 million in the same period of 1998. This increase reflects the addition of the Consumer Products Division in March of 1998.

OPERATING ACTIVITIES

Net cash used in operating activities for the first six months of 1999 was $1.8 million, up slightly from a net use of $1.1 million in the same period of 1998.

INVESTING ACTIVITIES

Capital expenditures were $3.1 million and $3.3 million for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates remaining capital expenditures during 1999 of approximately $4.6 million primarily to support strategic initiatives. These initiatives include new tissue converting equipment at the Consumer Products Division's facilities, structural improvements at several facilities and enhancements of the Company's information systems. These projects are consistent with the Company's strategy of expanding the specialty paper and consumer products businesses, reducing costs, and spending capital to generate a higher return on investment. Capital expenditures and acquisitions for 1999 are expected to be financed with internally generated cash or through available borrowings. The Company further estimates that it will cost approximately $5.0 million for capital improvements to bring operations into compliance with the environmental cluster rules. The Company cannot predict if or when the cluster rules will be promulgated in a form that will require the Company to make such expenditures. The Company is indemnified under various agreements with respect to certain contingent environmental liabilities.

FINANCING ACTIVITIES

The Company had $161.8 million in long-term debt outstanding at June 30, 1999, compared to $157.9 million at June 30, 1998, reflecting an increase in borrowings under the Company's revolving credit facility. The Company had utilized $13.5 million of the $35.0 million revolving credit facility at June 30, 1999.

In January 1999, the Company's affiliate, Shasta Paper Company ("Shasta"), acquired the pulp and paper operations of Simpson Paper Company. The Company paid a dividend of $4.0 million to Shasta to finance the transaction.

Pursuant to the terms of the Amended and Restated Loan and Security Agreement (the "Revolving Credit Facility") between the Company and Fleet Business Credit Corporation, the Company is required to comply with various financial covenants, including a covenant to maintain a fixed charge coverage ratio, as defined and calculated in accordance with the Revolving Credit Facility. During the second quarter of 1999, the Revolving Credit Facility was amended to reduce the minimum fixed charge coverage ratio. At June 30, 1999, the Company was in compliance with the fixed charge coverage ratio covenant, as amended.

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

YEAR 2000 ISSUES.

The "Year 2000" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. Currently, many computer systems and software products are coded to accept only two-digit entries to distinguish the 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. If the Company, or third parties with which the Company does business, fail to comply with Year 2000 requirements, the integrity and reliability of our information databases may also be adversely affected.

In connection with the March 1998 acquisition of the Consumer Products Division, the Company entered into an 18-month Transition Services Agreement with Pope & Talbot, Inc. for the purposes of supporting and enhancing the Consumer Products Division's information systems and applications, including the identification, remediation, and testing of non Year 2000 compliant software. An additional third party has been engaged by the Company to address Year 2000 issues at the Specialty Paper Division. The Company and its third party contractors have completed an extensive analysis of the impact that the Year 2000 issue might have on its automated informations sytems, business support systems, manufacturing and operating systems. The Company has prioritized identified Year 2000 tasks, developed implementation plans, and established timetables for completion and testing of all necessary modifications. As a result, the Company has installed new order management software and has tested the process control software at the Specialty Paper Division and has begun the replacement of the Company's financial systems software which is expected to be complete in September 1999. In addition, the Company has engaged third parties to enhance the functionality and value of existing order management and warehouse management software and to concurrently upgrade the related hardware at the Consumer Products Division. Management expects that these enhancements will ensure that the Company is Year 2000 compliant. Based on current estimates, the Company expects to incur costs approximating $2.0 million to complete these tasks, the majority of which are expected to be capital in nature.

The Company has queried of its significant suppliers and subcontractors which it does not share information systems. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties with whom the Company does business will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could have a material impact on the Company's operations. The effect of non-compliance by such third parties is presently not determinable.

Management believes that the Company has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program at this time. In the event that the Company does not complete any remaining phases, it may be unable to take certain customer orders, manufacture and ship products, invoice customers or collect payments utilizing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

existing systems. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company's operations. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has developed contingency plans for certain critical applications and is working on additional plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies on a short-term basis.

FORWARD-LOOKING INFORMATION

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things; (1) Increased competition from either domestic or foreign paper producers, including increases in more competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) variations in demand for our products; (3) changes in the cost or availability of the raw materials that we use, particularly market pulp; (4) costs of compliance with new environmental laws and regulations; (5) any decisions by us to make a significant acquisition or a significant increase in production capacity

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its revolving credit facility. If market interest rates for such borrowings had averaged 1% more during the six months ended June 30, 1999, the Company's interest expense would have increased, and income before income taxes would have decreased by approximately $50.0 thousand. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of a significant change in short-term interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Note 7 of the Notes to Financial Statements included with the Company's Annual Report on Form 10-K filed March 31, 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(1)     None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibit is filed in response to Item 601 of Regulation S-K:

Exhibit No.   Description

27            Financial Data Schedule (filed herewith)


(b)  Reports on Form 8-K
     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINWELL INC.
(Registrant)


August 14, 1999             By:  \s\ Jeffrey A. Arnesen
-------------------------        -----------------------------------------------
         Date                                    Jeffrey A. Arnesen
                                    Chief Financial Officer (Principal Financial
                                                      Officer)

August 14, 1999             By:  \s\ William L. New
-------------------------        -----------------------------------------------
         Date                                      William L. New
                                        Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.    Description

27   Financial Data Schedule