Form 10-Q
period 1999-09-30
PLAINWELL INC
filed 1999-11-12
CIK 1058581

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999: 500 shares, $1 par value Common Stock outstanding.

                                 PLAINWELL INC.
                                    FORM 10-Q


                                      INDEX

                                                                            PAGE
--------------------------------------------------------------------------------


PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations for the three and nine months
             ended September 30, 1999 and 1998                               3

         Condensed Balance Sheets at September 30, 1999 and December 31,
             1998                                                            4

         Condensed Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998                                     5

         Notes to Condensed Financial Statements - September 30, 1999        6


Item 2.  Management's Discussion and Analysis of Financial Position
             and Results of Operations                                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

Exhibit Index                                                               19

PART I
                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     Three months ended            Nine months ended
                                         September 30,                September 30,
                                   ------------------------      ------------------------
                                     1999           1998            1999          1998
                                   ---------      ---------      ---------      ---------
Net sales                          $  52,802      $  55,797      $ 159,026      $ 140,924
Cost of sales                         46,896         48,552        140,248        122,605
                                   ---------      ---------      ---------      ---------
    Gross profit                       5,906          7,245         18,778         18,319

Selling, general and
    administrative expenses            4,942          4,654         14,005         11,717
                                   ---------      ---------      ---------      ---------

Operating income                         964          2,591          4,773          6,602

Interest expense                       4,526          4,147         13,152         10,064
                                   ---------      ---------      ---------      ---------

Loss before taxes
    and extraordinary item            (3,562)        (1,556)        (8,379)        (3,462)
Income tax benefit                    (1,073)          (279)        (2,329)          (818)
                                   ---------      ---------      ---------      ---------

Loss before extraordinary item        (2,489)        (1,277)        (6,050)        (2,644)
Extraordinary item, net of tax            --             --             --           (597)
                                   ---------      ---------      ---------      ---------

Net loss                           $  (2,489)     $  (1,277)     $  (6,050)     $  (3,241)
                                   =========      =========      =========      =========




           See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                            CONDENSED BALANCE SHEETS
                  (Thousands of Dollars, Except Share Amounts)

                                                    September 30, 1999          December 31, 1998
                                                    ------------------          -----------------
                                                        (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                     $            1,334          $           1,846
      Accounts receivable, net                                  24,449                     19,387
      Inventories                                               28,744                     27,750
      Other                                                      8,471                      5,599
                                                    ------------------          -----------------
              Total current asset                               62,998                     54,582

Property, plant and equipment                                  153,187                    148,630
Accumulated depreciation                                       (19,644)                   (11,220)
                                                    ------------------          -----------------
      Net property, plant and equipment                        133,543                    137,410
Other Assets                                                    33,111                     33,240
                                                    ------------------          -----------------

              Total assets                          $          229,652          $         225,232
                                                    ==================          =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Accounts payable                              $           17,209          $          14,642
      Accrued liabilities                                       12,618                     18,093
      Notes payable                                                150                        150
                                                    ------------------          -----------------
              Total current liabilities                         29,977                     32,885

Long-term debt                                                 169,864                    152,915
Other long-term liabilities                                     16,380                     15,951
                                                    ------------------          -----------------

              Total liabilities                                216,221                    201,751

Commitments and Contingencies (Notes 4 and 5)

Stockholder's equity:
      Common stock $1 par value, authorized 1,000
              shares, issued and outstanding 500
                shares                                               1                          1
      Paid-in capital                                           28,319                     28,319
      Accumulated deficit                                      (14,889)                    (4,839)
                                                    ------------------          -----------------
              Total stockholder's equity                        13,431                     23,481
                                                    ------------------          -----------------
              Total liabilities and stockholder's
                equity                              $          229,652          $         225,232
                                                    ==================          =================


           See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                           Nine months ended
                                                              September 30,
                                                         ------------------------
                                                           1999           1998
                                                         ---------      ---------
OPERATING ACTIVITIES:
Net loss                                                 $  (6,050)     $  (3,241)
Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                           10,446          8,059
    Deferred income taxes                                   (2,329)        (1,209)
    Changes in operating assets and liabilities             (9,847)        (3,070)
                                                         ---------      ---------
  Net cash provided by (used in) operating
        activities                                          (7,780)           539

INVESTING ACTIVITIES:
Capital expenditures                                        (5,681)        (2,888)
Purchase of Consumer Products Division                          --       (122,317)
                                                         ---------      ---------
  Net cash used in investing activities                     (5,681)      (125,205)

FINANCING ACTIVITIES:
Net borrowings (payments) under
    Revolving lines of credit                               16,949         (4,095)
Repayment of term loan                                          --        (13,500)
Issuance of long-term debt                                      --        130,000
Deferred financing costs                                        --         (7,206)
Capital contribution                                            --         24,634
Dividends paid                                              (4,000)        (4,288)
                                                         ---------      ---------

  Net cash provided by financing
        activities                                          12,949        125,545
                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents          (512)           879


Cash and cash equivalents at beginning of period             1,846            772
                                                         ---------      ---------
Cash and cash equivalents at end of period               $   1,334      $   1,651
                                                         =========      =========



           See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999



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

The Company is a wholly owned subsidiary of Plainwell Holding Company ("Holdings"). Holdings and two affiliated entities, Shasta Holdings Company and Shasta Paper Company are wholly owned subsidiaries of Plainwell Shasta Holdings Inc. Effective March 6, 1998, Plainwell Paper Company merged with and into the Company and its business operates as the Specialty Paper Division of the Company. Also effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc., which operates as the Consumer Products Division of the Company (see Note 2).

The historical information of the Company for the nine months ended September 30, 1998 includes the results of the Consumer Products Division beginning with the acquisition date (March 6, 1998).

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that might be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Report on Form 10-K, filed March 31, 1999.

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

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The following unaudited pro forma results of operations for the nine months ended September 30, 1998 assumes the acquisition, merger and related transactions occurred as of January 1, 1998 (in thousands of dollars):

                                                           Nine Months Ended
                                                          September 30, 1998
                                                        ------------------------
          Net sales                                             $163,893
          Loss before extraordinary item                          (3,529)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.


NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                                             September 30, 1999          December 31, 1998
                                                           ------------------------   ------------------------

          Finished goods                                           $18,291                    $17,173
          Work-in-process                                            4,756                      4,444
          Materials and supplies                                     5,697                      6,133
                                                                   -------                    -------
              Total                                                $28,744                    $27,750
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

The Company owns and operates a landfill in Washington Township, Wisconsin, for disposal of its papermaking sludge. The Company has closed two of the three sections of the landfill and is currently monitoring those sections in accordance with requirements of state environmental laws. The Company expects to begin closure of the third section by 2002. Estimated closure costs of $1.3 million are being accrued over the operating life of the landfill. Monitoring costs are estimated at $80,000 per year and will be required for 40 years following the closure of the landfill. The Company is also considered a PRP with respect to the Blue Valley Landfill Superfund Site in Eau Claire, Wisconsin. Based on the amount of material sent to the Blue Valley Landfill and the Company's indemnification with a predecessor company, the Company does not anticipate that its costs associated with the site will have a material adverse effect on its operations, liquidity or financial condition.

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

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  BUSINESS SEGMENT INFORMATION

Financial information by business segment follows (in thousands of dollars):

                                              Consumer     Specialty
                                              Products       Paper
                                              Division      Division    Corporate       Total
                                             -----------   ----------   ----------    ---------
Three months ended September 30, 1999:
    Net sales                                 $ 31,816     $ 20,986     $      -      $ 52,802
    Income (loss) before interest, income
        taxes and extraordinary item               464          948         (448)          964
    Interest expense                               314           37        4,175         4,526
    Depreciation and amortization                3,042          369           --         3,411
    Capital expenditures                         2,021          237          281         2,539
    Total assets                               159,314       55,575       14,763       229,652

Three months ended September 30, 1998:
    Net sales                                 $ 36,100     $ 19,697     $      -      $ 55,797
    Income (loss) before interest, income
        taxes and extraordinary item             2,934          156         (499)        2,591
    Interest expense                               203           67        3,877         4,147
    Depreciation and amortization                2,920          368            -         3,288
    Capital expenditures                         1,392          398            -         1,790
    Total assets                               163,485       51,004        9,840       224,329

Nine months ended September 30, 1999:
    Net sales                                 $ 98,349     $ 60,677     $      -      $159,026
    Income (loss) before interest, income
        taxes and extraordinary item             3,087        2,808       (1,122)        4,773
    Interest expense                               748          110       12,294        13,152
    Depreciation and amortization                8,754        1,107            -         9,861
    Capital expenditures                         4,382          537          762         5,681

Nine months ended September 30, 1998:
    Net sales                                 $ 81,691     $ 59,233     $      -      $140,924
    Income (loss) before interest, income
        taxes and extraordinary item             6,523        1,119       (1,040)        6,602
    Interest expense                               476          146        9,442        10,064
    Depreciation and amortization                6,503        1,104            -         7,607
    Capital expenditures                         2,136          752            -         2,888

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.  SUBSEQUENT EVENT

In November 1999, the Company replaced its senior credit facility with Fleet Business Credit Corporation (formerly Sanwa Business Credit Corporation) (the "Fleet Facility") with a new senior facility between PLAINWELL INC. and Congress Financial Corporation (the "Congress Facility"). The Congress Facility has a three year term and provides for a maximum credit capacity of $55.0 million. The availability under the Congress Facility is based on the sum of (1) 85% of eligible accounts receivable (as defined within the agreement) plus, (2) the lesser of 60% of eligible inventory (as defined within the agreement), and $25 million, plus (3) $25 million (such amount will be reduced ratably over a 60 month period). The $55.0 million Congress Facility may also be utilized for letter of credit guaranties not to exceed $30 million outstanding at anytime. Interest on the Congress Facility is payable monthly at either (i) the Prime Rate plus one half percent per annum or (ii) two and one half percent per annum in excess of the adjusted Eurodollar rate. The Company used the proceeds of the Congress Facility to repay the outstanding revolver balances and accrued interest due under the Fleet Facility and to fund a $0.7 million penalty in connection with the early termination of the Fleet Facility. The Company also utilized $20 million under the Congress Facility to back-up its current letter of credit guaranty related to its Eau Claire Industrial Revenue Bonds. During the fourth quarter of 1999, the Company will record as an extraordinary charge, net of taxes, the $0.7 million early termination penalty and $0.6 million of unamortized deferred debt costs related to the Fleet Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company acquired the Consumer Products Division on March 6, 1998. The historical financial information of the Company for the nine months ended September 30, 1998 includes the results of the Consumer Products Division since the date of acquisition March 6, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

The Company's net sales decreased slightly to $52.8 million for the three months ended September 30, 1999 compared to $55.8 million for the three months ended September 30, 1998. This decline reflects a $4.3 million reduction in net sales at the Consumer Products Division partially offset by a $1.3 million increase in net sales at the Specialty Paper Division.

The decrease in net sales at the Consumer Products Division reflects an 11.0% reduction in sales volume and a 2.0% decline in the average net selling price per unit compared to the third quarter of 1998. The reduction in sales volume is primarily due to management's decision during the third quarter of 1999 to discontinue certain incremental business not currently considered profitable. Although the Consumer Products Division produces much of the paper used in its conversion operations, the division has historically purchased additional paper from third parties to take advantage of available converting capacity. Rising pulp and paper prices coupled with downward market pressure on selling prices, made this incremental converting business unattractive.

The $1.3 million increase in net sales at the Specialty Paper Division reflects an 11.1% increase in sales volume partially offset by a 4.2% decrease in the average net selling price per unit sold. The Specialty Paper Division has continued to capitalize on sales and marketing synergies created through its affiliation with Shasta Paper Company to increase sales volume. The decrease in average sales price primarily reflects changes in the division's sales mix.

COST OF SALES AND GROSS PROFIT

Cost of sales decreased slightly to $46.9 million for the three months ended September 30, 1999 compared with $48.6 million during the same period of 1998 primarily due to various cost savings initiatives put in place during 1999 and lower overall production volume. Increasing fiber prices during the end of the second quarter and continuing through the third quarter of 1999, coupled with the reduction in average net selling prices discussed above, resulted in a decrease in the Company's gross profit percentage to approximately 11.2% compared to 13.0% during the third quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses remained relatively flat at $4.9 million for the three months ended September 30, 1999 compared to $4.7 million for the quarter ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INCOME TAXES

The Company has recorded federal tax benefits related to the Company's consolidated net loss before taxes during the third quarter of 1999 and 1998. The federal tax benefit is partially offset by applicable state tax provisions. Due to the increase in the Company's net loss before taxes, the effective net tax benefit rose to 30.1% in the third quarter of 1999 compared to 17.9% in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

During the nine months ended September 30, 1999, the Company had net sales of $159.0 million compared to $140.9 million in the same period of 1998. The Company's net sales for the nine months ended September 30, 1998, include the results of the Consumer Products Division beginning with its acquisition date of March 6, 1998, or approximately seven months, compared to nine months in 1999.

Net sales at the Consumer Products Division was $98.3 million during the first nine months of 1999 compared to $81.7 million during 1998. The rise in net sales reflects a 25.5% increase in sales volume due primarily to the two additional months of operations, partially offset by a 4.1% decrease in average selling prices.

Net sales at the Specialty Paper Division increased $1.5 million to $60.7 million during the first nine months of 1999 compared to $59.2 million in the same period of 1998. Improved net sales at the division reflect a 6.7% increase in volume partially offset by a 3.0% decrease in average selling prices.

COST OF SALES AND GROSS PROFIT

Cost of sales increased to $140.2 million for the nine months ended September 30, 1999 compared to $122.6 million for the nine months ended September 30, 1998. As discussed above, the 1998 cost of sales includes approximately seven months of costs associated with the Consumer Products Division compared to a full nine months in 1999.

The Consumer Products Division contributed $78.9 million in cost of sales during the first nine months of 1999 compared to $63.4 million during 1998. The rise in cost of goods sold primarily reflects the impact of two additional months of operations during 1999.

The cost of goods sold at the Specialty Products Division remained relatively flat at $53.1 million during the first nine months of 1999 compared to $52.7 million during the same period of 1998, despite an increase in sales volume of approximately 7.0%. The effect of higher volume and rising raw material prices has been minimized by various cost savings initiatives put into place in late 1998 and early 1999, resulting in a decrease in the average cost of goods sold on a per ton basis.

Although minimized by lower cost of goods sold on a per ton basis, the impact of lower selling prices did result in a slight decrease in the Company's gross profit margin to 17.0% during the first nine months of 1999 compared to 17.6% in the same period a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2.3 million to $14.0 million for the nine months ended September 30, 1999 compared to $11.7 million for the same period in 1998. This increase was primarily attributable to the March 1998 acquisition of the Consumer Products Division, whereby nine months of expenses are included during 1999 versus seven months (since date of acquisition) in 1998.

INTEREST EXPENSE

Interest expense increased $3.1 million to $13.2 million during the first nine months of 1999 compared to $10.1 million in the same period of 1998. This increase is primarily attributable to the Company's issuance of $130.0 million, 11% Senior Subordinated Notes in March 1998.

INCOME TAX EXPENSE

The Company's effective income tax rate was 27.8% and 23.6%, during the first nine months of 1999 and 1998, respectively. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes.


FINANCIAL CONDITION

ACCOUNTS RECEIVABLE

Accounts receivable increased $5.1 million to $24.4 million at September 30, 1999, compared to $19.4 million at December 31, 1998. This change reflects an increase in net sales at the Specialty Paper Division during August and September of 1999 compared to net sales during the last two months of 1998. In addition, a change in customer mix at the Specialty Paper Division has resulted in a slightly slower accounts receivable turnover rate and related increase in month end receivable balances.

ACCRUED LIABILITIES

Accrued liabilities decreased $5.5 million to $12.6 million at September 30, 1999, compared to $18.1 million at December 31, 1998. This decrease is primarily due to the timing of the semi-annual interest payments related to the Company's $130 million 11% Senior Subordinated Notes (the "Senior Subordinated Notes"). Accrued interest related to the Senior Subordinated Notes is due and payable on the first day of September and March of each year.

LONG TERM DEBT

Long term debt increased $17.0 million, to $169.9 million at September 30, 1999, compared to $152.9 million at December 31, 1998, reflecting an increase in outstanding indebtedness under the Company's revolving credit facility.

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

EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation and amortization, was $14.6 million for the first nine months of 1999 compared to $14.2 million in the same period of 1998.

OPERATING ACTIVITIES

Net cash used in operating activities for the first nine months of 1999 was $8.4 million compared to cash provided by operations of $87,000 in the same period of 1998. This change in cash used in operating activities is primarily due to interest payments associated with the Company's Senior Subordinated Notes issued in March 1998. Accrued interest on the Senior Subordinated Notes is due and payable semi-annually on the first day of March and September each year.

INVESTING ACTIVITIES

Capital expenditures were $5.7 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates remaining capital expenditures during 1999 of approximately $2.0 million primarily to support various strategic initiatives. These initiatives include new tissue converting equipment at the Consumer Products Division's facilities, structural improvements at several facilities and enhancements of the Company's information systems. These projects are consistent with the Company's strategy of expanding the Specialty Paper and Consumer Products businesses, reducing costs, and spending capital to generate a higher return on investment. Capital expenditures are expected to be financed with internally generated cash or through available borrowings. The Company further estimates that it will cost approximately $5.0 million for capital improvements to bring operations into compliance with the environmental cluster rules. The Company cannot predict if or when the cluster rules will be promulgated in a form that will require the Company to make such expenditures. The Company is indemnified under various agreements with respect to certain contingent environmental liabilities.

FINANCING ACTIVITIES

The Company had $169.9 million in long-term debt outstanding at September 30, 1999, compared to $155.0 million at September 30, 1998, reflecting an increase in borrowings under the Company's revolving credit facility. The Company had utilized $17.6 million of the $35.0 million revolving credit facility at September 30, 1999.

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



calculated in accordance with the Revolving Credit Facility. During the second quarter of 1999, the Revolving Credit Facility was amended to reduce the minimum fixed charge coverage ratio. At September 30, 1999, the Company was in compliance with the covenants of the revolving credit facility, as amended.


INFLATION.

The Company believes that inflation has not had a material impact on the results of operations of either the Consumer Products Division or the Specialty Paper Division.


CONTINGENT MATTERS.

Refer to Notes 4 and 5 of the Notes to the Condensed Financial Statements for a discussion of contingencies.


YEAR 2000 ISSUES.

The "Year 2000" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. Currently, many computer systems and software products are coded to accept only two-digit entries to distinguish the 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. If the Company or third parties with which the Company does business, fail to comply with Year 2000 requirements, the integrity and reliability of our information databases may also be adversely affected.

In connection with the March 1998 acquisition of the Consumer Products Division, the Company entered into an 18-month Transition Services Agreement with Pope & Talbot, Inc. for the purposes of supporting and enhancing the Consumer Products Division's information systems and applications, including the identification, remediation, and testing of non-Year 2000 compliant software. An additional third party has been engaged by the Company to identify and address any Year 2000 issues at the Specialty Paper Division.

The Company has queried its significant suppliers and subcontractors which it does not share information systems. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties with whom the Company does business will be Year 2000 compliant. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could have a material impact on the Company's operations. The effect of non-compliance by such third parties is presently not determinable.

Management believes that the Company has completed the necessary assessment, remediation and testing of all business critical systems to resolve Year 2000 issues. To further reduce risk of potential Year 2000 system issues, the Company has developed informal contingency plans for critical business applications and is working

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



on additional plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies on a short-term basis. The Company cannot, however, ensure that there will not be disruptions in the economy generally resulting from the Year 2000 issues, which could materially adversely affect the Company's operations. The amount of potential liability and lost revenue from such disruptions cannot be reasonably estimated at this time.


FORWARD-LOOKING INFORMATION

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things; (1) Increased competition from either domestic or foreign paper producers, including increases in more competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) variations in demand for our products; (3) changes in the cost or availability of the raw materials that we use, particularly market pulp; (4) costs of compliance with new environmental laws and regulations; (5) any decisions by us to make a significant acquisition or a significant increase in production capacity



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to market risks related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its revolving credit facility. If market interest rates for such borrowings had averaged 1% more during the nine months ended September 30, 1999, the Company's interest expense would have increased, and income before income taxes would have decreased by approximately $82.0 thousand. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of a significant change in short-term interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

PART II


ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Note 7 of the Notes to Financial Statements included with the Company's Annual Report on Form 10-K filed March 31, 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(1)    None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The following exhibit is filed in response to Item 601 of Regulation S-K:

Exhibit No.       Description

10 Loan and Security Agreement by and between CONGRESS FINANCIAL CORPORATION (CENTRAL) as lender and PLAINWELL INC. as borrower, dated November 5, 1999

27                Financial Data Schedule (filed herewith)


(b)    Reports on Form 8-K
       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINWELL INC.
(Registrant)


November 12, 1999                       By: /s/ Jeffrey A. Arnesen
-----------------------------------         ------------------------------------
             Date                                 Jeffrey A. Arnesen
                                               Chief Financial Officer
                                             (Principal Financial Officer)

November 12, 1999                       By: /s/ William L. New
-----------------------------------         ------------------------------------
             Date                                  William L. New
                                            Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.       Description

10 Loan and Security Agreement by and between CONGRESS FINANCIAL CORPORATION (CENTRAL) as lender and PLAINWELL INC. as borrower, dated November 5, 1999.

27       Financial Data Schedule