Form 10-K405
period 1999-12-31
PLAINWELL INC
filed 2000-04-13
CIK 1058581

                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from     to
                                                 -----   -----
                             Commission file number: 333-51857

                                 PLAINWELL INC.
                     Incorporated under the laws of Delaware
                  I.R.S. Employer Identification No. 38-3391489
                         1270 Northland Drive, Suite 300
                              Minneapolis, MN 55120
                                 (651) 365-3100

Securities registered pursuant to Section 12(b) of the Act:


                                                             Name of each
    Title of each class                                  exchange on which
                                                            registered
Common Stock, par value $1                                       None
Preferred Stock Purchase Rights                                  None
Securities registered pursuant to Section 12(g) of the Act:      None


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

As of March 29, 2000, the registrant had 500 shares of common stock, par value $1, outstanding.

                                 FORM 10-K INDEX


                                     PART I

Item 1.           Business                                                      3
Item 2.           Properties                                                    6
Item 3.           Legal Proceedings                                             6
Item 4.           Submission on Matters to a Vote of Security Holders           7

                                     PART II

Item 5.           Market For the Registrant's Common Equity
                      And Related Stockholder Matters                           7
Item 6.           Selected Financial Data                                       7
Item 7.           Management's Discussion and Analysis                          8
Item 7A.          Quantitative and Qualitative Disclosures about
                      Market Risk                                              14
Item 8.           Financial Statements and Supplementary Data                  15
Item 9.           Changes in and Disagreements with Accountants
                      On Accounting and Financial Disclosure                   37

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant           37
Item 11.          Executive Compensation                                       38
Item 12.          Security Ownership of Certain Beneficial Owners
                      and Management                                           39
Item 13.          Certain Relationships and Related Transactions               39

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K                                  39

Item 7A.          Quantative and Qualitative Disclosures about                 14
                          Market Risk

                                 PLAINWELL INC.
                                     PART I

ITEM 1.  BUSINESS

General

PLAINWELL INC. (the "Company"), a Delaware corporation, is a leading U.S. producer and marketer of value-added paper products for niche markets within the paper industry. The Company conducts business through two divisions: (1) the Consumer Products Division, which produces private label consumer tissue products such as bath tissue, paper towels, napkins and facial tissue, and (2) the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other technical/specialty papers. The Company has established leading market positions in certain of these niche markets by combining high quality products, broad product offerings, strong customer service, efficient manufacturing, and the significant use of recycled materials.

Consumer Products Division

The Consumer Products Division manufactures and markets a broad line of consumer tissue products for the private label market including bath tissue, paper towels, napkins and facial tissue which range from economy to premium quality grades The product assortment is designed for the private label consumer tissue market. With the addition of a "pop-up" tissue line in mid-1998, the division is able to offer retailers one-stop shopping for their private label tissue needs. The division's premium products include two-ply bath tissue and paper towels and napkins and paper towels with embossing and colored prints in a variety of designs. In addition, the division sells excess jumbo rolls of tissue used for conversion into finished products to other tissue converters.

The Consumer Products Division has well established relationships with its customer base and serves as a major private label tissue supplier to many of its customers. The division sells its products to customers located throughout the U.S., with a concentration near its manufacturing facilities in the Midwest and Northeast.

The Consumer Products Division consists of two fully-integrated tissue manufacturing and converting facilities located in Eau Claire, Wisconsin and Ransom, Pennsylvania, with converting and distributing facilities for the Ransom facility located in nearby Pittston, Pennsylvania. The Consumer Products Division uses primarily recycled fiber as the raw material for its tissue products.

Specialty Paper Division

The Specialty Paper Division produces and supplies premium coated and uncoated printing papers and release, and other technical/specialty papers throughout the U.S. to end users which require high quality and high performance paper. Premium printing papers are used for corporate annual reports, high-end advertising brochures, magazines and catalogs, coffee table books, menus, and high quality full color desktop publishing. Customers of such products include paper merchants which market products to graphic designers and specialty and commercial printers. Release and other technical/specialty papers include base papers which are silicone coated by the division's customers and used as a protective layer or a backing paper for pressure sensitive applications. Applications include release papers for self-adhesive postage stamps, mailing labels, bar code labels, and labels for retail food packages. Release papers are also increasingly used to protect industrial adhesives used as fastening systems for certain automotive trim and aircraft assembly applications as well as for the manufacture of sound, thermal, and electrical insulating materials. Other technical/specialty papers are used for special dry releases, tamperproof labels, archival bonds, and other customer specific applications. The division's sales force, specialized technical service staff, and research and development team work closely with customers to improve products and to develop new products which meet market needs.

The Specialty Paper Division consists of a paper mill and converting facility for the production of specialty paper in Plainwell, Michigan (the "Plainwell Mill"). The Plainwell Mill uses a combination of technologies to produce high recycled content paper which the Company believes is comparable to virgin fiber content paper in appearance, performance, and selling price. The division also blends a broad range of fibers, including a high percentage of generally lower cost recycled fibers, into a base sheet which is then coated using a rod coating technology.

Raw Materials

Most of the Company's raw materials are readily available at competitive prices. When raw material prices increase, profitability is dependent on the timing and degree to which such price increases can be passed through to customers. The impact of raw material price changes on the Company's financial performance is contingent on a number of factors including; (i) the level of inventories at the time of a price change, (ii) the specific timing and frequency of price changes, and (iii) the lag time that generally accompanies the implementation of selling price changes following increases in raw materials prices.

Environmental

The Company is committed to abiding by the environmental, health, and safety principles of the American Forest & Paper Association. Each capital project is planned to comply with applicable environmental regulations and to enhance environmental protection at existing facilities. The Company faces increasing capital expenditures and operating costs to comply with expanding and increasingly more stringent environmental regulations. Compliance with existing environmental regulations is not expected to have a materially adverse effect on earnings, financial position, or competitive position.

Like other manufacturers of paper and fiber products, the Company is subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws which impose liability, without regard to fault or the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRP's") associated with a release or threat of release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners.

In 1990, a previous owner of the Plainwell Mill was named as one of several potentially responsible parties at a Superfund site in Kalamazoo, Michigan, which has five distinct operable units. These parties may be held jointly and severally liable for cleanup plus related costs. One operable unit of the Kalamazoo River Site is the 12th Street Landfill, a property which is currently owned by the Company. We expect to pay for the entire cost of the investigation and remediation work at this location. The Company recorded a liability for the estimated cost to remediate this unit as well as a receivable for remediation costs recoverable under an indemnification agreement with the previous owner. Investigations at a second operable unit, which includes a portion of the Kalamazoo River, continue. Environmental remediation costs, if any, that may be incurred cannot presently be estimated. Based on the Company's understanding of the contamination at the Kalamazoo River operable unit, the involvement of other potentially responsible parties and the indemnity rights against the former owner, the Company does not expect this matter to have a material adverse effect on operations, liquidity and financial condition.

The Company owns and operates a landfill in Washington Township, Wisconsin, for disposal of papermaking sludge from its Consumer Products Division. The Company has closed two of the three sections of the landfill and is monitoring these sections in accordance with the requirements of state environmental laws. The Company expects to begin closure of the third section by 2002. The Company is accruing estimated closure costs of $1.3 million over the operating life of the landfill and expects to incur monitoring costs estimated at $80,000 per year for 40 years following the closure of the landfill. The Company believes that, based on current information on regulatory requirements, the estimates of the landfill closure costs are adequate although there can be no assurance that the cost will not eventually exceed the amount presently estimated.

The Company is also potentially liable with respect to the BlueValley Landfill Superfund Site in Eau Claire, Wisconsin. Based on the amount of material sent by the Company to the Blue Valley Landfill and an indemnification by a previous owner of the facility, it is not anticipated that costs associated with this site will have a material adverse effect on its operations, liquidity or financial condition.

In 1998, the Environmental Protection Agency published regulations establishing standards and limitations for non-combustion sources under the Clean Air Act and revised regulations under the Clean Water Act. The new rules require more stringent controls on air emissions and wastewater discharges from the Company's paper and tissue mills. These regulations are collectively referred to as the "Cluster Rules". The Company estimates that compliance with the Cluster Rules could require up to $5.0 million of future capital outlay.

Employees

As of December 31, 1999, the Company had 1,045 employees, all of whom were full-time employees. As of December 31, 1999, 100% of hourly production employees were covered by collective bargaining agreements. The collective bargaining agreement covering employees at the Consumer Products Division's Pennsylvania locations expires in September 2004. The collective bargaining agreement covering employees at the Eau Claire, Wisconsin location expires March 31, 2000. As of April 12, 2000, negotiations of a new agreement for this location were continuing, but final terms had not yet been reached. The collective bargaining agreement covering employees at the Specialty Paper Division expires in November 2000.

Competition and Seasonality

The Company has many customers buying a variety of its products and is not dependent on any single customer, or group of customers, in any market segment. The Company has longstanding relationships with many customers who place orders on a regular basis. The nature of the Company's businesses does not allow for large backlogs of orders. The second and third quarters of each year usually generate the highest volume of sales with the largest customers generally experiencing peak operational activity during the months of May through August.

Sales are generally to well-established companies in the United States. Credit losses have not been significant. Sales to the Company's ten largest customers in aggregate accounted for approximately 54.6% of consolidated net sales in 1999, with one customer accounting for sales of approximately 10.7%. No other customers on an individual basis account for more than 10% of net sales. Accordingly, the Company believes that the loss of any single customer would not have a material adverse effect on its operations, liquidity or financial position.

The Company experiences intense competition in the United States marketplace. Competitors include a number of large diversified paper and consumer products companies as well as smaller low-cost regional producers that seek to displace the Company's sales mainly through price competition. The Company's divisions compete on the basis of price, product quality and performance, product development effectiveness, customer service, and sales and distribution support. Aggressive competitive pricing actions, which may become more intense due to changing industry conditions, could reduce revenues and adversely affect operating results or financial condition. Due to the high bulk and low density of tissue products, their markets are generally regional or national in scope, with limited imports and exports. Markets for coated and uncoated and specialty/technical papers, however, can be multinational and thus be impacted by increased imports from Europe, Asia, and Latin America.

Research and Development

The Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

ITEM 2.  PROPERTIES

At December 31, 1999, the Company owned the following manufacturing, converting and warehouse facilities:




      LOCATION                     DIVISION                  TYPE OF FACILITY                     SQUARE FEET
-------------------------------------------------------------------------------------------------------------

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

Pittston, Pennsylvania        Consumer Products        Converting, Distribution,                     330,000
                                                       Warehouse

Ransom, Pennsylvania          Consumer Products        Manufacturing                                 238,000

Plainwell, Michigan           Specialty Paper          Manufacturing, Converting,                    526,000
                                                       Distribution, Warehouse

Plainwell, Michigan           Specialty Paper          Warehouse                                      40,000


The Company also leases approximately 13,849 square feet of office space in Minneapolis, Minnesota for its executive and Consumer Product Division sales offices under a five year lease. Additional warehouse space is leased in Eau Claire, Wisconsin and, on a short-term, as-needed basis, at locations in Pennsylvania and Michigan. These warehouse spaces ranges from 100,000 square feet to 140,000 square feet with terms generally for one year or less.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of these proceedings will have a material adverse effect on its business, financial condition or result of operations.

The information presented in Note 7, Commitments and Contingencies and Note 8, Environmental Remediation, to the Company's 1999 Financial Statements is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S  COMMON  EQUITY AND  RELATED
         STOCKHOLDER MATTERS

Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA



                                                                                        June 17, 1997
                                                    Year Ended December 31,            to December 31,
                                                     1999            1998 (1)             1997 (2)
                                                 --------------    --------------    --------------------
                                                                      (In thousands)

Net sales                                      $       210,306   $       193,181   $         45,921

Gross margin                                            22,195            24,036              5,116

Operating income                                         2,563                                1,938
                                                                           8,094
Income (loss) before
     extraordinary item                               (12,065)           (4,456)                214

Net income (loss)                                     (13,386)           (5,053)                214



                                                                   At December 31,
                                                     1999              1998                1997(2)
                                                 --------------    --------------    --------------------
                                                                      (In thousands)

Total assets                                   $       230,135   $       225,232   $         51,892

Total long-term debt                                   175,767           152,915             20,839

Total stockholder's equity                               6,095            23,481              8,188




-----------------
(1) Includes the Consumer Products Division acquired March 6, 1998, and a full years operations for the Specialty Products Division.
(2) Financial information for Plainwell Paper Company, the predecessor to PLAINWELL INC.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's financial results include financial information for the Specialty Paper Division since the date of its acquisition on June 17, 1997, and the Consumer Products Division since the date of its acquisition on March 6, 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Net Sales

During the year ended December 31, 1999, the Company had net sales of $210.3 million compared to $193.2 million in 1998. The Company's 1998 net sales include the results of the Consumer Products Division beginning on its acquisition date of March 6, 1998, or approximately ten months, compared to a full year in 1999.

Net sales at the Consumer Products Division increased $13.9 million to $129.2 million in 1999 compared to $115.3 million in 1998. The rise in net sales reflects a 16.2% increase in sales volume due primarily to the two additional months of operations in 1999, partially offset by a 3.6% decrease in average selling prices. New production capacity introduced by competitors in the tissue market during late 1998 and 1999 was the primary reason for the reduction in average selling prices.

Net sales at the Specialty Paper Division increased $3.2 million to $81.1 million during 1999 compared to $77.9 million in 1998. Improved net sales at the division reflect an 8.1% increase in volume partially offset by a 3.7% decrease in average selling prices. The implementation of a national sales force and expansion of related marketing efforts are the primary reason for the increase in sales volume while the decrease in average selling prices reflects a change in the divisions sales mix.

Cost of Sales and Gross Profit

Cost of sales increased to $188.1 million in 1999 compared to $169.1 million in 1998. As previously discussed, the 1998 cost of sales includes approximately ten months of costs associated with the Consumer Products Division compared to a full year in 1999.

The Consumer Products Division had $115.1 million in cost of sales during 1999 compared to $98.1 million in 1998. The rise in cost of sales primarily reflects the impact of two additional months of operations during 1999. During the later half of 1999, the division experienced significant increases in the cost of raw materials, primarily fiber costs, due to fiber shortages in the market place. These increases were partially mitigated by cost improvement initiatives implemented during 1999, thus cost of sales on a per ton basis rose only 1.0% in 1999 compared to the prior year.

The cost of sales at the Specialty Products Division rose slightly to $73.0 million in 1999 compared to $71.0 million in 1998. The effect of an 8.1% increase in sales volume and rising fiber prices at the division were minimized by various cost savings initiatives put into place in late 1998 and early 1999, resulting in a decrease in the average cost of sales on a per ton basis of 4.8%.

Although minimized by various cost savings initiatives, the impact of lower average selling prices at both divisions resulted in a decrease in the Company's gross profit margin to 10.6% in 1999 compared to 12.4% in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million to $19.6 million in 1999 compared to $15.9 million in 1998. As previously discussed, the 1998 expenses include approximately ten months of costs associated with the Consumer Products Division compared to a full year in 1999. In addition, 1999 expenses increased due to costs associated with the evaluation of potential acquisitions, on-going professional fees, as well as costs related to the relocation of the Company's executive offices from Plainwell, Michigan to Minneapolis, Minnesota.

Interest Expense

Interest expense increased $3.0 million to $17.7 million in 1999 compared to $14.7 million in 1998. This increase is primarily attributable to the Company's issuance of $130.0 million 11% Senior Subordinated Notes in March 1998 as well as an increase in the average outstanding balance under the Company's revolving credit facility (the "Credit Facility").

Income Taxes

The Company joins in the filing of consolidated federal and certain state income tax returns with its parent company and other affiliate companies. The Company is party to a tax sharing agreement among the members of the consolidated tax group under its parent which provides for payments to the parent company in lieu of taxes on the Company's separately computed taxable income, or payments from the parent for use of the Company's taxable losses by its parent or other affiliate companies. During 1999, the Company recorded income tax benefits related to its loss from operations to the extent the Company is entitled to reimbursement under the tax sharing agreement and to the extent of previously recorded net deferred tax liabilities. Due to the uncertainty of the realization of the Company's net operating loss carryforward, the Company established a valuation allowance against the carryforward benefit in the amount of $2.9 million at December 31, 1999. As a result, the net income tax benefit recognized for financial statement purposes in 1999 was $3.1 million compared to a benefit of $2.2 million in 1998.

Extraordinary Item

In November 1999, the Company terminated its revolving credit facility and entered into a new credit facility. Fees related to the early termination of the Company's previous credit facility, including a $0.7 million early termination penalty and $0.6 million of remaining unamortized debt issuance costs were recorded as an extraordinary charge. Because, as discussed above, the Company did not fully recognize income tax benefits during 1999 no tax benefit was recorded in connection with the extraordinary charge.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JUNE 17, 1997 (INCEPTION DATE) TO DECEMBER 31, 1997

Net Sales

Net sales increased $147.3 million to $193.2 million for the year ended December 31, 1998 compared to $45.9 million for the period from June 17, 1997 (the inception date) to December 31, 1997.

The increase is primarily attributable to the acquisition of the Consumer Products Division which added $115.3 million in net sales during 1998. Sales for the Specialty Paper Division increased $32.0 million to $77.9 million for the year ended December 31, 1998 compared to $45.9 million for the period from June 17, 1997 to December 31, 1997. The increase in net sales at the Specialty Paper Division was primarily attributable to a 73.9% increase in tons sold, reflecting a full year of operations in 1998 compared to approximately six and one-half months in 1997, partially offset by a 2.5% decrease in net selling price.

Cost of Sales and Gross Profit

Cost of sales increased $128.3 million to $169.1 million for the year ended December 31, 1998 compared to $40.8 million for the period from June 17, 1997 to December 31, 1997. This increase reflects the incremental cost of sales associated with the Consumer Products Division which was acquired in March of 1998. Cost of sales for the Specialty Paper Division increased $30.2 million to $71.0 million, due principally to a full year's operation in 1998 as opposed to approximately six and one-half months operation in 1997. The Company's gross profit margin rose to 12.4% in 1998 compared to 11.1% in 1997 reflecting the addition of the Consumer Products Division and its tissue business which typically generates higher gross profit margins than specialty paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.8 million to $15.9 million for the year ended December 31, 1998 compared to $3.2 million for the period from June 17, 1997 to December 31, 1997. The increase reflects $8.5 million of selling, general and administrative expenses from the Consumer Products Division acquired in March 1998. Selling, general and administrative expenses for the Specialty Paper Division increased approximately $2.5 million to $5.8 million, primarily due to a full year's operation in 1998 versus a partial year in 1997.

Interest Expense

Interest expense increased $13.4 million to $14.7 million for the year ended December 31, 1998 compared to $1.3 million for the period from June 17, 1997 to December 31, 1997, primarily due to interest expense associated with the $130 million 11% Senior Subordinated Notes issued in connection with the March 1998 acquisition of the Consumer Products Division.

Extraordinary Item

In March 1998, the Company prepaid its existing credit facility and entered into a new credit facility. In connection with the early termination of the credit facility, the Company recorded an extraordinary charge of $0.6 million, net of tax, related to the remaining unamortized debt issuance costs at the time of termination.

FINANCIAL CONDITION

Accounts Receivable

Accounts receivable increased $2.9 million to $21.7 million at December 31, 1999, compared to $18.9 million at December 31, 1998. This change reflects an increase in net sales at the Specialty Paper Division during November 1999 and December 1999 compared to net sales during the last two months of 1998. In addition, a change in customer mix at the Specialty Paper Division resulted in a slightly slower accounts receivable turnover rate and related increase in month end receivable balances.

Inventories

Inventories increased $4.2 million to $32.0 million at December 31, 1999, compared to $27.8 million at December 31, 1998. This increase reflects the Company's rise in sales volume and related production and increases in raw material prices during 1999.

Accounts Payable

Accounts payable increased $4.3 million to $18.9 million at December 31, 1999, compared to $14.6 million at December 31, 1998, primarily due to the normal production costs associated with increased inventory balances at December 31, 1999.

Long Term Debt

Long term debt increased to $175.8 million at December 31, 1999, compared to $152.9 million at December 31, 1998, reflecting an increase in outstanding indebtedness under the Company's Credit Facility. The increase in the Company's Credit Facility is primarily due to the funding of capital expenditures, working capital, debt service and dividends paid to the Company's parent company in connection with its consummation of the acquisition of Shasta Paper Company.

LIQUIDITY AND CAPITAL RESOURCES

USES OF CASH

The Company's primary cash requirements are for working capital, debt service and capital expenditures. The Company believes that cash generated from operations, together with borrowings under the Credit Facility, will be sufficient to meet the Company's cash needs in the foreseeable future. As discussed in Sources of Cash - Credit Facility, the Company's Credit Facility is guaranteed by Shasta Paper Company ("Shasta"), an affiliate company.

Working Capital

The Company's most significant cash requirement is related to funding the costs of production from the time of manufacturing through the time of sale and collection of the sales proceeds. At December 31, 1999, the Company had $32.0 million of inventory and $23.5 million of accounts receivable compared to $27.8 million and $19.4 million at December 31, 1998, respectively. The Company's inventory turnover ratio remained relatively flat at 55 days during 1999 compared to 57 days during the prior year while the accounts receivable turnover ratio increased slightly to 38 days in 1999 from 33 days in 1998.

Debt Service

The Company also utilizes a substantial amount of cash to fund the interest costs associated with its 11% Senior Subordinated Notes as well as interest expenses associated with its Credit Facility utilized to fund its working capital requirements. During 1999, the Company paid approximately $17.0 million in interest compared to $9.1 million in 1998.

Capital Expenditures

During 1999, the Company spent approximately $10.4 million on capital expenditures compared to $4.5 million in 1998. In 2000, the Company anticipates spending $4.5 million on capital projects, including $2.9 million on projects authorized but uncompleted at December 31, 1999. Major expenditures in 2000 include $0.6 million for new equipment to upgrade existing product offerings, $2.0 million for modifications to existing bath tissue equipment to modify products to meet changes in market specifications and $1.7 million to existing machinery to improve throughput and efficiency.

It is further estimated that future capital spending to comply with the Cluster Rules and the "GLI" may cost as much as $5.0 million. The Company cannot predict if or when such rules will be promulgated such that the Company will be required to incur such expenditures. In addition, we have limited indemnification rights under various agreements with respect to certain contingent environmental liabilities.

Acquisitions

In January 1999, the Company's parent acquired the pulp and paper operations of Simpson Paper Company located in Anderson, California. The Company distributed a $4.0 million dividend to its parent to help finance this transaction.

In March 1998, the Company purchased substantially all of the assets and assumed certain related liabilities of the tissue business of Pope & Talbot, Inc., a business that now comprises the Consumer Products Division. The Company paid $122.3 million in cash, including fees associated with the acquisition, assumed $18.8 million of indebtedness in the form of industrial revenue bonds, and assumed certain other liabilities.

SOURCES OF CASH

Credit Facility

The Company has a loan and security agreement with Congress Financial Corporation (the "Credit Facility") which provides for a maximum aggregate credit amount of $55 million including letter of credit commitments. This facility is utilized to fund working capital needs and standby letter of credit guarantees. At December 31, 1999, unused available borrowings under the revolving credit portion of the Credit Facility were $7.0 million. Congress Financial Corporation also provides a $25 million credit facility to Shasta, an affiliate company. Shasta guarantees the Company's Credit Facility. The Company believes that Shasta has the ability and intent to advance funds to the Company if additional funds are necessary.

Pursuant to the terms of the Credit Facility, the Company is required to maintain a minimum net worth (as defined) of $8.0 million if the borrowing availability (as defined) under the Credit Facility falls below $10.0 million. At December 31, 1999, the Company was not in compliance with the minimum net worth covenant. The Company received a waiver for the violation of this covenant and on April 12, 2000, an amendment to the Credit Facility was executed to modify the minimum net worth covenant.

The Company expects to incur losses from operations in the first quarter and throughout fiscal 2000 and the entire year in 2000 due to low gross margins in the Consumer Products Division. The Company expects losses in the second, third and fourth quarter of 2000 will decline as recently announced price increases take effect. Cash from operations, together with borrowings under the Credit Facility, should be sufficient to meet the Company's operating and debt service requirements. The Company anticipates using primarily leases to finance its capital expenditure requirements. If additional funds are needed, the Company believes that Shasta has the ability and intent to advance funds to the Company.

Other Capital Resources

In March 1998, the Company issued $130.0 million 11% Senior Subordinated Notes (the "Senior Subordinated Notes"). The net proceeds received of approximately $126.1 million were utilized to fund the purchase of the Consumer Products Division.

INFLATION

The Company believes that general inflation has not had a material impact on the results of operations of either the Consumer Products Division or the Specialty Paper Division. The risk of commodity price fluctuations, including raw materials and energy, is material to the operations of the Company.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest rates on the Company's Credit Facility and industrial revenue bonds are variable and as such are affected by changes in market interest rates. As of December 31, 1999 the Company had outstanding indebtedness of $45.8 million under these variable rate debt instruments. Based on the average outstanding borrowings under these facilities during 1999, a 10% increase or decrease in the average rate of these borrowings would have had an approximate $3.5 million pre-tax effect on operations. The Company does not use derivative financial instruments or other strategies to hedge against interest rate fluctuations.

Commodity Prices

The Company is exposed to fluctuations in market prices for raw materials and energy related to its manufacturing operations, for which the Company is generally able to pass increases through to customers subject to timing and the degree to which such increases can be passed on. The Company manages exposure to changes in commodity prices primarily through the terms of supply and procurement contracts. The risk of commodity price fluctuations is material to the operations of the Company.

Foreign Currency Risks

The Company has minimal sales outside of the United States and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against any foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholder's of PLAINWELL INC.

We have audited the accompanying balance sheets of PLAINWELL INC. (the Company) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholder's equity, and cash flows for the years ended December 31, 1999 and 1998 and the period from June 17, 1997 through December 31, 1997. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 1998 and the period from June 17, 1997 to December 31, 1997, listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from June 17, 1997 through December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998 and the period from June 17, 1997 to December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 3, 2000, except for
Note 4, as to which the date is
April 12, 2000

                                 PLAINWELL INC.
                                 BALANCE SHEETS


                                                                                    December 31,
                                                                           1999                    1998
                                                                    -------------------     -------------------
                                                                                    (In thousands)
ASSETS

Current assets:
Cash and cash equivalents                                           $            2,961      $            1,846
      Accounts receivable, net                                                  21,745                  18,858
      Receivables due from affiliates                                            4,008                     529
      Inventories                                                               32,008                  27,750
      Deferred income taxes                                                          -                   2,768
      Prepaid expenses                                                           1,918                   2,831
                                                                    -------------------     -------------------
            Total current asset                                                 62,640                  54,582

Property, plant and equipment                                                  159,029                 148,630
Accumulated depreciation                                                       (24,134)                (11,220)
                                                                    -------------------     -------------------
      Net property, plant and equipment                                        134,895                 137,410
Other Assets                                                                    32,600                  33,240
                                                                    -------------------     -------------------
            Total assets                                            $          230,135      $          225,232
                                                                    ===================     ===================
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Accounts payable                                              $           18,899      $           14,642
      Accrued liabilities                                                       17,142                  18,243
                                                                    -------------------     -------------------
            Total current liabilities                                           36,041                  32,885

Long-term debt                                                                 175,767                 152,915
Other long-term liabilities                                                     12,232                  11,958
Deferred income taxes                                                                -                   3,993

Commitments and Contingencies (Notes 7 and 8)

Stockholder's equity:
      Common stock $1 par value, authorized 1,000
            shares, issued and outstanding 500 shares                                1                       1
      Paid-in capital                                                           24,319                  28,319
      Accumulated deficit                                                      (18,225)                 (4,839)
                                                                    -------------------     -------------------
            Total stockholder's equity                                           6,095                  23,481
                                                                    -------------------     -------------------
            Total liabilities and stockholder's equity              $          230,135      $          225,232
                                                                    ===================     ===================


                             See accompanying notes.

                                 PLAINWELL INC.
                            STATEMENTS OF OPERATIONS


                                                                             Period from
                                                                            June 17, 1997
                                                    Year Ended                 through
                                                   December 31,              December 31,
                                              1999            1998              1997
                                          -------------    ------------    ---------------
                                                            (In thousands)
Net sales                                 $    210,306     $   193,181     $       45,921
Cost of sales                                  188,111         169,145             40,805
                                          -------------    ------------    ---------------
    Gross profit                                22,195          24,036              5,116


Selling, general and
    administrative expenses                     19,632          15,942              3,178
                                          -------------    ------------    ---------------

Operating income                                 2,563           8,094              1,938
Interest expense                                17,738          14,748              1,311
                                          -------------    ------------    ---------------
Income (loss) before taxes
    and extraordinary item                    (15,175)         (6,654)                627
Income tax expense(benefit)                    (3,110)         (2,198)                413
                                          -------------    ------------    ---------------
Income (loss) before
    extraordinary item                        (12,065)         (4,456)                214
Extraordinary item, net of tax                 (1,321)           (597)                  -
benefit of $0 and $391 in 1999            -------------    ------------    ---------------
and 1998, respectively.

    Net income (loss)                     $   (13,386)     $   (5,053)     $          214
                                          =============    ============    ===============




                             See accompanying notes.

                                 PLAINWELL INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                  Retained
                                                                                  Earnings
                                              Common           Paid-in          (Accumulated
                                               Stock           Capital            Deficit)            Total
                                           -------------    -------------    ------------------    ------------
                                                                     (In thousands)
Balance at June 17, 1997                   $          1     $      7,973     $               -     $      7,974
    Net income                                        -                -                   214              214
                                           -------------    -------------    ------------------    ------------
Balance at December 31, 1997                          1            7,973                   214            8,188
    Equity distribution                               -           24,634                     -           24,634
    Dividends paid                                    -           (4,288)                    -           (4,288)
    Net loss                                          -                -                (5,053)          (5,053)
                                           -------------    -------------    ------------------    ------------
Balance at December 31, 1998                          1           28,319                (4,839)          23,481
    Dividends paid                                    -           (4,000)                    -           (4,000)
    Net loss                                          -                -               (13,386)         (13,386)
                                           -------------    -------------    ------------------    ------------
Balance at December 31, 1999               $          1     $     24,319     $         (18,225)     $     6,095
                                           =============    =============    ==================    ============





                             See accompanying notes.

                                 PLAINWELL INC.
                            STATEMENTS OF CASH FLOWS



                                                                                   Period from
                                                                                  June 17, 1997
                                                                                    through
                                                       Year ended December 31,    December 31,
                                                             1999        1998         1997
                                                          ---------   ----------  ------------
                                                                    (In thousands)
Operating activities:
    Net income (loss)                                    $ (13,386)   $  (5,053)   $     214
    Adjustments to reconcile net income (loss)
    to net cash used in net operating activities:
       Depreciation                                         12,929       10,454          766
       Amortization of goodwill                                415          331         --
       Amortization of deferred finance costs                  795          746          124
       Deferred income taxes                                (1,225)      (2,508)          68
       Net change in operating assets and liabilities:
          Accounts receivable                               (2,887)      (2,764)      (6,473)
          Receivables due from affiliates                   (3,479)        (529)          --
          Inventories                                       (4,258)        (382)      (1,732)
          Prepaid expenses                                     913         (630)         (43)
          Accounts payable                                   4,257         (847)       2,375
          Accrued and other long term liabilities             (827)       2,852        1,100
          Other assets                                        (570)      (4,366)        (603)
                                                         ---------    ---------    ---------
Net cash used in operating activities                       (7,323)      (2,696)      (4,204)
Investing activities:
    Capital expenditures                                   (10,414)      (4,535)        (563)
    Purchase of Consumer Products Division                    --       (122,317)        --
                                                         ---------    ---------    ---------
Net cash used in investing activities                      (10,414)    (126,852)        (563)
Financing activities:
    Net borrowings (repayments) of credit facility          22,852       (6,224)       6,039
    Repayment of long-term debt                               --        (13,500)        (500)
    Issuance of long-term debt                                --        130,000         --
    Proceeds from equity contribution                         --         24,634         --
    Dividends paid                                          (4,000)      (4,288)        --
                                                         ---------    ---------    ---------
Net cash provided by financing activities                   18,852      130,622        5,539
                                                         ---------    ---------    ---------
Increase in cash                                             1,115        1,074          772
Cash at beginning of period                                  1,846          772         --
                                                         ---------    ---------    ---------
Cash at end of period                                    $   2,961    $   1,846    $     772
                                                         =========    =========    =========
Supplemental cash flow information:
    Cash paid for interest                               $  16,965    $   9,086    $     947
    Cash paid for taxes                                        189          290        1,157


                             See accompanying notes.

                                 PLAINWELL INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Inventories

Inventories include all costs directly associated with manufacturing products (i.e. materials, labor and manufacturing overhead) and are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Costs of maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, with any resulting gain or loss included in income.

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

For income tax purposes, depreciation is calculated primarily using accelerated methods. Interest is capitalized in connection with the construction of major projects. The Company capitalized interest in the amount of $0.2 million and $0.1 million during 1999 and 1998, respectively. No interest was capitalized in 1997.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was originally effective for all fiscal year-ends beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal year-ends beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives in the balance sheet at fair value. As of December 31, 1999, the Company had no derivative instruments. The Company will adopt SFAS No. 133 no later than January 1, 2001. Management estimates that the effect of SFAS No. 133 will not have a material effect on the Company's results of operations, financial position, or cash flows.

Customers

Sales are generally to well-established companies within the United States. Sales are made on an unsecured basis and credit losses have not been significant. Net sales to the Company's ten largest customers in the aggregate accounted for approximately 54.6%, 60.7% and 58.5% in 1999, 1998 and 1997, respectively. The Company had one customer with net sales of 10.7% of total 1999 net sales, no other individual customers had net sales in excess of 10% of total net sales. The Company believes the loss of any single customer would not have a material adverse effect on its financial position.

2.       ACQUISITIONS

On June 16, 1997, Holdings acquired from Simpson Paper Company ("Simpson"), in a series of transactions, 100% of the common stock of Plainwell Paper Company and certain inventories for $16.6 million in cash, the assumption of other liabilities of $6.6 million, the issuance of $4.0 million of Series A Preferred Stock and an estimated amount payable to the seller of $1.7 million. The total purchase price, including the costs of the acquisition, was $33.5 million. The acquisition has been accounted for using the purchase method of accounting, and the allocation of the purchase price has been pushed down to PLAINWELL INC. The purchase price has been allocated to the estimated fair values of the underlying assets acquired and liabilities assumed. Such allocations were based on appraisals, evaluations, and other studies. The purchase cost was less than the estimated fair value of the net assets acquired. For financial reporting purposes, current assets were recorded at fair value and the residual was allocated to noncurrent assets.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.       ACQUISITIONS (CONTINUED)

Effective March 6, 1998, the Company purchased substantially all of the assets, properties and rights and assumed certain related liabilities of the Consumer Product Division which previously was the tissue business of Pope & Talbot, Inc. The Company paid $122.3 million in cash, including the cost of the acquisition, assumed $18.8 million of indebtedness in the form of the Eau Claire, Wisconsin Industrial Revenue Bonds and assumed certain other liabilities. The acquisition has been accounted for using the purchase method of accounting, and the allocation of the purchase price has been pushed down to PLAINWELL INC. The purchase price has been allocated to the estimated fair values of the underlying assets acquired and liabilities assumed. Such allocations were based on appraisals, evaluations and other studies. The purchase cost was greater than the estimated fair value of the net assets acquired. For financial reporting purposes, current assets were recorded at estimated fair value and the residual was allocated to noncurrent assets, with the excess amounts allocated to goodwill.

The following unaudited pro forma results of operations assume the acquisitions, merger and related transactions occurred at the beginning of each period:

                                                       Period from June 17,
                                 Year ended                1997 through
                              December 31, 1998          December 31, 1997
                            ------------------------------------------------
                                         (Unaudited, In Thousands)
Net sales                       $216,151                      $118,724
Loss before
   extraordinary item           $ (5,377)                     $   (873)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented nor are they necessarily indicative of future operating results.

3.       ADDITIONAL BALANCE SHEET INFORMATION

                                                                             December 31,
                                                                      1999                  1998
                                                              ------------------    ------------------
                                                                          (In thousands)
Accounts receivable:
   Trade receivables                                          $          22,185     $          19,378
   Miscellaneous receivables                                              1,276                   607
   Allowance for sales returns                                           (1,183)                 (866)
   Allowance for doubtful accounts                                         (533)                 (261)
                                                              ------------------    ------------------
                                                              $          21,745     $          18,858
                                                              ==================    ==================

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       ADDITIONAL BALANCE SHEET INFORMATION (CONTINUED)

                                                                             December 31,
                                                                      1999                  1998
                                                              ------------------    ------------------
                                                                          (In thousands)
Inventories:
     Paper mill fiber                                         $           3,675     $           2,616
     Work in progress                                                     5,318                 4,444
     Finished goods                                                      19,842                17,173
     Chemical and other                                                   3,173                 3,517
                                                              ------------------    ------------------
                                                              $          32,008     $          27,750
                                                              ==================    ==================

Property, plant and equipment:
     Land                                                     $           3,530     $           2,576
     Mills, plant and improvements                                       29,812                27,999
     Equipment                                                          116,989               116,795
     Furniture and fixtures                                               1,333                 1,260
                                                              ------------------    ------------------
                                                                        151,664               148,630
     Less accumulated depreciation                                       24,134                11,220
                                                              ------------------    ------------------
                                                                        127,530               137,410
     Construction in process
                                                                          7,365                     -
                                                              ------------------    ------------------
                                                              $         134,895     $         137,410
                                                              ==================    ==================

Other assets:
     Goodwill, net of accumulated
         amortization of $746 and $331                        $          15,852     $          16,519
     Deferred finance costs, net of accumulated
         amortization of $1,541 and $746                                  5,985                 6,684
     Due from prior owners for
         environmental remediation costs                                  2,000                 2,000
     Prepaid pension asset                                                3,010                 2,915
     Inventoriable stores                                                 4,682                 4,023
     Other                                                                1,071                 1,099
                                                              ------------------    ------------------
                                                              $          32,600     $          33,240
                                                              ==================    ==================

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       ADDITIONAL BALANCE SHEET INFORMATION (CONTINUED)

                                                                       December 31,
                                                                 1999                1998
                                                          ----------------    -----------------
                                                                      (In thousands)
Accrued liabilities:
     Payroll and fringe benefits                          $         6,624     $          7,546
     Interest payable                                               5,077                5,094
     Customer incentives                                            2,283                1,854
     Freight                                                          989                1,177
     Utilities                                                      1,479                1,317
     Other                                                            690                1,255
                                                          ----------------    -----------------
                                                          $        17,142     $         18,243
                                                          ================    =================

Other long-term liabilities:
     Postretirement obligations                           $         7,865     $          8,136
     Accrued pension cost                                             992                  447
     Environmental liabilities                                      3,375                3,375
                                                          ----------------    -----------------
                                                          $        12,232     $         11,958
                                                          ================    =================

4.       LONG-TERM DEBT AND CREDIT FACILITY

                                                                           December 31,
                                                                     1999                 1998
                                                              ----------------     -----------------
                                                                           (In thousands)
Series B, 11% senior
     subordinated notes due 2008                              $       130,000      $        130,000
Borrowings under revolving line of credit                              23,467                   615
Notes payable related to tax-exempt bonds issued by:
         City of Eau Claire, Wisconsin                                 18,800                18,800
         City of Plainwell, Michigan                                    3,500                 3,500
                                                              ----------------     -----------------
                                                              $       175,767      $        152,915
                                                              ================     =================

The purchase of the Consumer Products Division was substantially funded through the March 6, 1998 sale of Series A, 11% Senior Subordinated Notes due 2008. The Series A, Senior Subordinated Notes were exchanged on October 10, 1998 with Series B, Senior Subordinated Notes due 2008. Interest on the notes is payable semiannually on March 1 and September 1.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.       LONG-TERM DEBT AND CREDIT FACILITY (CONTINUED)

In November 1999, the Company entered into a loan and security agreement with Congress Financial Corporation (the "Credit Facility"). The Credit Facility has a three year term and provides for a maximum aggregate credit amount of $55 million, including revolving loans and standby letter of credit guarantees. Revolving loans are limited to a borrowing base computed as (i) 85% of the Company's eligible accounts receivable (as defined), plus (ii) 60% of the Company's eligible inventory (as defined) subject to a cap of $25 million, plus
(iii) $25 million (which amount shall be reduced over a 60 months period beginning December 1, 1999, on a pro rata basis), plus (iv) 70% of eligible new equipment (as defined)(which amount shall be reduced over a 60 month period beginning in the month following eligibility on a pro rata basis, less (v) the face amount of any standby letter of credit guarantees, and less (vi) any availability reserves (as defined). Letter of credit guarantees are limited to $30 million in aggregate. At December 31, 1999, the Company had $24.6 million of standby letter of credit guarantees issued under the Credit Facility. The Company pays a one and one half percent (1.5%) per annum fee for outstanding letters of credit. Unused available borrowings under the Credit Facility at December 31, 1999, were $7.0 million. Interest on revolving loans is payable monthly at either (i) one half percent (0.50%) per annum in excess of the Prime Rate or (ii) two and one half (2.50%) percent per annum in excess of the Adjusted Eurodollar Rate (as defined). The interest rates adjust to 2.50% above the Prime Rate and 4.50% above the Adjusted Eurodollar Rate in the event of default, non-renewal or other events as defined within the agreement. The effective rate at December 31, 1999 was 9.0%. The Credit Facility is secured by the Company's tangible and intangible assets (subject to first priority liens on the Eau Claire, Wisconsin facility attributable to applicable industrial revenue bonds).

Pursuant to the terms of the Credit Facility, the Company is required to maintain adjusted net worth (as defined) of not less than $8 million anytime that borrowing availability is less than $10 million. At December 31, 1999, the Company was not in compliance with the minimum net worth covenant. The Company received a waiver for the violation of this covenant and on April 12, 2000, an amendment to the Credit Facility was executed to modify the minimum net worth covenant.

Upon entering into the Credit Facility agreement, the Company utilized $17.4 million to repay outstanding indebtedness and accrued interest under its previous revolving loan facility including $0.7 million in early termination penalties. In connection with the early termination of the previous revolving loan facility, the Company recognized an extraordinary charge of $1.3 million, which represented the early termination fees and remaining unamortized deferred debt costs at date of termination. Because, as discussed in Note 6, the Company did not fully recognize income tax benefits during 1999, no tax benefit was recorded in connection with the extraordinary charge.

The notes payable to the City of Eau Claire, Wisconsin, relate to tax-exempt, adjustable rate solid waste disposal revenue bonds (the "Wisconsin IRB's") which were assumed in connection with the purchase of the Consumer Products Division. The Wisconsin IRB's bear interest at a variable rate, payable quarterly, and mature in November 2014. The interest rate was 5.7% at December 31, 1999.

The notes payable to the City of Plainwell, Michigan, relate to tax-exempt bonds (the "Michigan IRB's) issued for the benefit of the Company. The Michigan IRB's bear interest at a variable rate, payable quarterly, and mature in November 2007. The interest rate was 5.5% at December 31, 1999.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.       LONG-TERM DEBT AND CREDIT FACILITY (CONTINUED)

Maturities of long-term debt outstanding at December 31, 1999, were:

                                          (In thousands)
Year Ending
   2000                                 $                -
   2001                                                  -
   2002                                             23,467
   2003                                                  -
   2004                                                  -
   thereafter                                      152,300
                                          ----------------
                                        $          175,767
                                          ================

The fair value of the Series B, 11% Senior Subordinated Notes was $68.0 million and $102.1 million at December 31, 1999 and 1998, respectively, based upon available market quotes. Due to the nature of the IRB's and the revolving line of credit, fair value is estimated to approximate carrying value.

5.       EMPLOYEE BENEFITS PLANS

Pension Benefits and Other Post-retirement Benefit Plans

Substantially all of the Company's employees participate in Company administered noncontributory defined benefit pension plans. The pension plans' assets are primarily invested in common stock, fixed income securities, and cash equivalents.

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

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       EMPLOYEE BENEFIT PLANS (CONTINUED)

The change in benefit obligations for the plans consists of the following components:

                                                           Pension Benefits                   Other Benefits
                                                         1999             1998             1999             1998
                                                   ---------------------------------    -----------------------------
                                                                             (In thousands)
CHANGE IN BENEFIT OBLIGATIONS:
Obligation at beginning of period                     $    31,139    $       10,142    $     10,067    $       1,234
     Service cost                                             941               874             206              190
     Interest cost                                          1,698             2,227             681              687
     Plan amendments                                          343                 -               -                -
     Acquisition                                                -            19,217               -            7,084
     Actuarial (gain) loss                                 (2,028)                -              (9)           2,005
     Benefits paid                                         (3,259)           (1,321)         (1,272)          (1,133)
                                                      -----------    --------------    ------------    -------------
Obligation at end of period                                28,834            31,139           9,673           10,067

CHANGE IN PLAN ASSETS:
Fair value at beginning of period                          34,600            11,493               -                -
     Actual return on plan assets                             146             3,289               -                -
     Acquisition                                                -            20,903               -                -
     Employer contributions                                    68               188           1,272            1,133
     Benefits paid                                         (3,259)           (1,273)         (1,272)          (1,133)
                                                      -----------    --------------    ------------    -------------
Fair value at end of period                                31,555            34,600
                                                                                                  -                -
                                                      -----------    --------------    ------------    -------------

Funded (underfunded) status of plan                         2,721             3,461          (9,673)         (10,067)
     Unrecognized prior service costs                         313
                                                                                  -               -                -
     Unrecognized net actuarial (gain) loss                (1,015)             (992)          1,808            1,931
                                                      -----------    --------------    ------------    -------------
Prepaid asset (accrued cost)                          $     2,019    $        2,469    $     (7,865)   $      (8,136)
                                                      ===========    ==============    ============    =============

WEIGHTED-AVERAGE ASSUMPTIONS
     AT PERIOD END:
     Discount rate                                           7.75  %           7.75  %         7.75  %          7.00 %
     Expected return on plan assets                          9.00  %           9.00  %          N/A              N/A
     Rate of compensation increase                           5.00  %           5.00  %          N/A              N/A

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       EMPLOYEE BENEFIT PLANS (CONTINUED)

For measurement purposes, annual rate increases of 7.5% and 8.0% in the per capita cost of covered health care benefits was assumed for 1999 and 1998, respectively. These rates were assumed to decrease by 0.5% each year until reaching a minimum 5.0% and remains at that level thereafter.

                                                           Pension Benefits                   Other Benefits
                                                         1999             1998             1999             1998
                                                      ------------------------------    -----------------------------
                                                                            (In thousands)
Components of net periodic benefit costs:
     Service costs                                    $      1,255    $          874    $        206    $         190
     Interest costs                                          2,264             2,179             681              687
     Expected return on plan assets                         (3,041)           (2,799)
                                                                                                   -                -
     Prior service cost amortization
                                                                30                 -               -                -
     Recognized actuarial loss                                                                   113               74
                                                                10                 -
                                                      ------------    --------------    ------------    -------------
Net periodic benefit costs                            $        518    $          254    $      1,000    $         951
                                                      ============    ==============    ============    =============


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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                        One Percentage Point
                                                       Increase         Decrease
                                                      ------------    --------------
                                                             (In thousands)
Effect on total service and interest cost             $        105    $           91
Effect on postretirement
     benefit obligation                               $        991    $          862

Defined Contribution Retirement Plans

The Company sponsors defined benefit 401(k) retirement plans covering substantially all salaried and hourly employees. The Company matches a percentage of the participants' qualifying contributions. Total Company contribution expense was $0.5 million in 1999, $0.5 million in 1998, and $0.2 million for the period June 17, 1997 through December 31, 1997.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       EMPLOYEE BENEFIT PLANS (CONTINUED)

Multi Employer Pension Plan

Certain employees of the Company are covered under an industry wide, union administered retirement plan which requires contributions to be made by the Company at stipulated rates for hours worked. The Company's allocated expense to the union administered defined benefit retirement plan was $1.2 million in 1999 and $1.1 million in 1998. Information with respect to the Company's portion of plan assets and accumulated plan benefits is not available.


6.       INCOME TAXES

During 1999, the Company, which is a member of a consolidated group for federal and certain state income tax purposes of which Plainwell Shasta Holdings Inc. (the "Parent") is the parent corporation, entered into a tax sharing agreement with other members of the group. Under the terms of the tax sharing agreement, each member computes its taxes on a separate basis and makes or receives payments to other group members or the Parent in lieu of taxes, and receive reimbursement for losses which offset income of other group members. The current income tax benefit for 1999 set forth below includes $1.7 million of payments in lieu of taxes which will be paid to the Company by other members of the group.

The income tax provision (benefit) consists of the following components:

                                                        Year Ended December 31,           Period from June 17, 1997
                                                         1999             1998            through December 31, 1997
                                                     --------------   -------------       -------------------------
                                                                            (In thousands)
Current provision (benefit):
Federal                                              $       (1,597)  $           -               $          48
State                                                          (288)            310                         297
                                                     --------------   -------------               -------------
                                                             (1,885)            310                         345
Deferred provision (benefit):
Federal                                                      (3,768)         (2,305)                         68
State                                                          (331)           (203)                          -
Valuation allowance                                           2,874               -                           -
                                                     --------------   -------------               -------------
                                                             (1,225)         (2,508)                         68
                                                     --------------   -------------               -------------
Total provision (benefit) for income taxes           $       (3,110)  $      (2,198)              $         413
                                                     ==============   =============               =============

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.       INCOME TAXES (CONTINUED)

The difference between the income tax provision (benefit) and the amount computed by applying the United States statutory federal income tax rate to the loss before extraordinary item are as follows:


                                                        Year Ended December 31,           Period from June 17, 1997
                                                         1999             1998            through December 31, 1997
                                                     --------------   -------------       -------------------------
                                                                            (In thousands)
Provision (benefit) at federal
     statutory rates                                 $       (5,159)  $      (2,262)              $          213
State income and franchise taxes,
     net of federal income tax benefit                         (256)             70                          196
Other                                                           (84)             (6)                           4
Net change in valuation allowance                             2,389               -                            -
                                                     --------------   -------------               --------------
     Provision (benefit) for income taxes            $       (3,110)  $      (2,198)              $          413
                                                     ==============   =============               ==============

As all of the income tax benefit for the year ended December 31, 1999 was attributed to the losses from before extraordinary item, none of the benefit was allocated to the extraordinary item on early retirement of debt (see Note
4). Accordingly, the extraordinary loss increased the Company's net operating losses by $1.3 million and the valuation allowance by $0.5 million.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.       INCOME TAXES (CONTINUED)

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. The net deferred income tax liabilities and assets are composed of the following:

                                                                   December 31,
                                                              1999            1998
                                                          -------------   -------------
                                                                (In thousands)
DEFERRED TAX ASSETS:
     Accounts receivable                                   $       660   $          417
     Inventories                                                   447              348
     Vacation and other
        employee benefits                                        1,322            1,324
     Inventoriable stores                                          113              170
     Environmental liabilities                                     795            1,267
     Postretirement obligations                                  1,113              787
     Health Insurance                                              286              342
     Workers' compensations                                        395              355
     Net operating loss carry forward                            9,758            2,433
     Other                                                          30               18
                                                          ------------    -------------
                                                                14,919            7,461
     Valuation allowance                                        (2,874)               -
                                                          ------------    -------------
                                                                12,045           (1,225)
DEFERRED TAX LIABILITIES
     Property, plant and equipment                             (10,576)          (7,453)
     Environmental remediation cost recoveries                    (740)            (740)
     Pension                                                      (240)            (260)
     Goodwill                                                     (489)            (233)
                                                          ------------    -------------
                                                               (12,045)          (8,686)
                                                          ------------    -------------
Net deferred income taxes                                 $          -    $      (1,225)
                                                          ============    =============

The Company has net operating loss carryforwards for federal income tax purposes of approximately $26 million which, if not utilized, will begin to expire in 2018. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred taxes will not be realized. A valuation allowance was recorded in 1999 to off-set deferred tax assets due to the uncertainty regarding realization of such assets.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Internal Revenue Service (the "IRS") is currently conducting an audit related to whether the proceeds from the $18.8 million Wisconsin IRB's issued for the benefit of the Company were spent on qualified expenditures. A determination by the IRS that the Wisconsin IRB's do not qualify for tax exempt status could result in a mandatory redemption of the IRB's. Management believes the proceeds were appropriately invested and intends to vigorously defend its position. Management believes the outcome of this matter will not have a material effect on its financial position or results of operations.

The Company leases certain facilities, vehicles and equipment over varying periods. None of the agreements contain unusual renewal or bargain purchase options. As of December 31, 1999, future minimum rental payments under noncancelable operating leases with an initial term greater than one year were as follows (in thousands):

2000                              $         1,270
2001                                        1,048
2002                                          799
2003                                          805
2004                                          800
thereafter                                    660
                                  ===============
                                  $         5,382
                                  ===============



Rent expense was $1.6 million in 1999, $1.2 million in 1998 and $0.2 million in the period June 17, 1997 through December 31, 1997.


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

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or PRPs) associated with a release

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.       ENVIRONMENTAL REMEDIATION (CONTINUED)

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

In 1990, a predecessor to the Company was named as one of several PRPs at a Superfund site in Kalamazoo, Michigan, which has five distinct operable units. PRPs may be held jointly and severally liable for cleanup plus related costs. One operable unit of the Kalamazoo River Site is the 12th Street Landfill, a property wholly owned by the Company. The Company expects to pay for the entire cost of the investigation and remediation work at this location. The Company has recorded a liability for the estimated cost to remediate this unit as well as a receivable for remediation costs recoverable under an indemnification agreement. Investigations at a second operable unit, which includes a portion of the Kalamazoo River, continue. Environmental remediation costs, if any, that may be incurred cannot presently be estimated. Based on management's understanding of the contamination at the Kalamazoo River operable unit, the involvement of other PRPs and the indemnity rights the Company has against the predecessor company, the Company does not expect this matter to have a material adverse effect on operations, liquidity and financial condition.

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

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.       PAID-IN CAPITAL AND STOCKHOLDER'S EQUITY

In connection with the March 1998 purchase of the Consumer Products Division, the Company recorded a dividend to Holdings of $4.3 million to permit Holdings to redeem the preferred stock of Holdings held by Simpson as required pursuant to change in control provisions. In connection with this same acquisition, an additional equity investment of $24.6 million, net of the cost of raising equity, was contributed to the Company.

In January 1999, Shasta Paper Company acquired the pulp and paper operations of Simpson located in Anderson, California. In connection with this transaction, the Company recorded a dividend of $4.0 million to its parent to consummate the transaction.

10.      RELATED PARTY TRANSACTIONS

Receivable from affiliates consist of the following (in thousands):

                                                     December 31,
                                                 1999            1998
                                                 ----            ----
Receivable under tax sharing agreement        $ 1,738           $   -
Plainwell Tissue - Memphis                        509               -
Shasta Paper Company                            1,761             529
                                              -------            ----
                                              $ 4,008           $ 529
                                              =======           =====

In 1999, the Company's Specialty Paper Division and Shasta Paper Company, an affiliate company, produce similar coated and uncoated paper and the entities have several common customers. Both entities share rental space at various public warehouses. The entities have common executive, sales and marketing staff, information systems and staff and other corporate shared services. During 1999, the Company charged Shasta Paper Company approximately $0.9 million for sales and marketing expenses and various management fees. In addition, the Company purchased approximately $2.7 million of paper from Shasta Paper Company. Shasta Paper Company has guaranteed the Company's Credit Facility.

The Company expended approximately $0.5 million on behalf of Plainwell Tissue - Memphis ("PTM"), an affiliate company, in connection with an acquisition by PTM. The Company had established a receivable from PTM at December 31, 1999, and subsequently received payment upon the closing of the acquisition in January 2000.

The Company will receive payment from an affiliate for $1.7 million under the terms of the tax sharing agreement described in Note 6, Income Taxes. The tax sharing agreement was not in effect during 1998.


11.      BUSINESS SEGMENT INFORMATION

The Company's business segments are (i) the Consumer Products Division, which produces private label consumer tissue products, such as bath tissue, paper towels, napkins, and facial tissue and (ii) the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other high performance industrial specialty papers. The markets in which the Company sells its products are affected by several factors, including industry capacities and the level of economic growth in domestic and international markets. The principal markets for the Company's products are in the United States. Segment operating profit is revenue less specific and allocable operating expenses. General net corporate expenses include nonoperating overhead, interest expense, amortization of deferred financing costs and interest and other income (expense). Income before interest and income taxes is used to measure the performance of the segments and allocate resources.

                                 PLAINWELL INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.      BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment identifiable assets are those which are directly used in the segment operations. Corporate assets are principally cash and cash equivalents, deferred finance costs and receivables. Financial information by business segment follows: (In thousands)

                                                          Consumer         Specialty
                                                          Products           Paper
                                                          Division         Division         Corporate          Total
                                                        ------------     -------------     ------------    ------------
December 31, 1999:
    Net sales                                           $    129,166     $      81,140     $          -    $    210,306
    Income (loss) before interest, income
        taxes and extraordinary item                           2,164             2,553           (2,154)          2,563
    Interest expense                                           1,230               152           16,358          17,738
    Depreciation and amortization                             11,861             1,484              794          14,139
    Capital expenditures                                       8,688               765              961          10,414
    Total assets                                             160,665            55,165           14,305         230,135


December 31, 1998:
    Net sales                                           $    115,265     $      77,916     $          -    $    193,181
    Income (loss) before interest, income
        taxes and extraordinary item                           8,278             1,065           (1,249)          8,094
    Interest expense                                             640               157           13,951          14,748
    Depreciation and amortization                              9,361             1,424              746          11,531
    Capital expenditures                                       3,749               786                -           4,535
    Total assets                                             163,065            51,087           11,080         225,232

December 31, 1997:
    Net sales                                           $          -     $      45,921     $          -    $     45,921
    Income (loss) before interest, income
        taxes and extraordinary item                               -             2,415             (477)          1,938
    Interest expense                                               -                 -            1,311           1,311
    Depreciation and amortization                                  -               766              124             890
    Capital expenditures                                           -               563                -             563
    Total assets                                                   -            48,304            3,588          51,982

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names, ages as of March 6, 2000 and a brief account of the business experience of each person who is a director or executive officer of our company.

Name                              Age      Position
William I. New............        55       Chairman, Chief Executive Officer and President
Francis J. Fitzpatrick....        59       President - Specialty Paper Division, Director
Gary A. Hayden............        50       President - Consumer Products Division
Jeffrey A. Arnesen........        41       Senior Vice President, Chief Financial Officer and Secretary
R. Guy Boyle..............        61       Director
David F. Thomas...........        50       Director
John D. Weber.............        35       Director

William L. New has served as Chairman of the Board of Directors, Chief Executive Officer and President of the Plainwell Inc. since June 1997. From September 1995 through May 1997, Mr. New was President and a Director of the New Group, Inc., consultants to the paper industry. From 1991 to August 1995, Mr. New founded and was Chairman, Chief Executive Officer and President of Encore Paper Company. Prior to that, from 1970 to 1991, Mr. New held various positions at Wisconsin Tissue, previously an affiliate of Philip Morris (which owned Plainwell Paper Company over this tenure), including Executive Vice President and Chief Operating Officer. Since 1991, Mr. New has served as a director of Integrated Paper Services.

Francis J. Fitzpatrick has served as President of the Specialty Paper Division since January 1999. Mr. Fitzpatrick was Executive Vice President and Chief Operating Officer of Plainwell Paper Company and the Specialty Paper Division of our company from June 1997. Prior to that he was a principal in Longmeadow Associates which provided consulting services for product and market development in the paper industry. From 1982 to 1990, Mr. Fitzpatrick was President of Westfield River Paper Company. Prior to 1982, he was Director of marketing and sales for the Nicolet Division, previously an affiliate of Philip Morris.

Gary A. Hayden has served as President of the Consumer Products Division since January 2000. Mr. Hayden previously served as Vice President and General Manager--Consumer Products Division from since June 1997 and served as Division Manufacturing Manager for the tissue business of Pope & Talbot from 1996 to 1998. Prior to that, Mr. Hayden served as Resident Manager for the Eau Claire, Wisconsin facility. From 1977 to 1993 Mr. Hayden worked in various operational and managerial capacities for Pope & Talbot.

Jeffrey A. Arnesen has served as Senior Vice President and Chief Financial Officer for PLAINWELL INC., since July 1999 and previously served as Senior Vice President of Finance since July 1998. Prior to that he was President of Michigan Carton Company, an operating division of Field Container Company, L.P., which is a privately held integrated manufacturer of folding cartons, recycled paperboard and printing inks. Prior to that he was Vice President, Corporate Controller at Field Container Company. From 1981 to 1992, he was with BDO Seidman LLP, an international public accounting firm focusing on emerging businesses.

R. Guy Boyle is a director of the Company. Mr. Boyle has been a consultant to Citicorp Venture Capital and Portfolio Companies since 1991 and was previously with BRIntec Corporation from 1983 to 1990 where he served as President and Chief Executive Officer from 1986 to 1990 and Executive Vice President from 1983 to 1986.

David F. Thomas is a director of the Company. Mr. Thomas has been President of 399 Venture Partners since December 1994. In addition, Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd., an affiliate of 399 Venture Partners, for over five years. Mr. Thomas is currently a director of Lifestyle Furnishings International Ltd., Anvil Knitwear, Inc., Sleepmaster, LLC, Neenah Foundry Company and American Commercial Lines, LLC.

John D. Weber is a director of the Company. Since 1994, Mr.Weber has been a Vice President at Citicorp Venture Capital, Ltd. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994. Mr. Weber is a director of Anvil Knitwear, Inc., Neenah Foundry Company and a number of private companies.

The Company reimburses directors for any out-of-pocket expenses incurred by them in connection with services provided in their capacity as directors. In addition, the Company may compensate directors for services provided in such capacity.

ITEM 11.          EXECUTIVE COMPENSATION

The name of each of our executive officers and their compensation for the years ended December 31, 1999 and 1998 and the period June 17, 1997 (inception date) to December 31, 1997 are summarized as follows:


                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

                                                                                  Annual Compensation
                                                                    -------------------------------------------------
              Name and Principal                                                                          All Other
                   Position                            Year            Salary            Bonus          Compensation
------------------------------------------------   --------------   --------------   --------------    --------------
William L. New                                         1999         $      324,996   $            -    $       17,173 (a)
Chairman and                                           1998                325,959                -                 -
Chief Executive Officer                                1997                168,030                -                 -


Francis J. Fitzpatrick                                 1999         $      170,003   $            -    $       59,962 (b)
President - Specialty Paper Division                   1998                140,004                -           143,439 (b)
and Director                                           1997                108,159                -                 -

Gary A. Hayden                                         1999         $      159,488   $            -    $            -
President - Consumer Products Division                 1998                125,513                -                 -
                                                       1997                      -                -                 -

Jeffrey A. Arnesen                                     1999         $      136,042   $            -    $       50,778 (b)
Senior Vice President and
Chief Financial Officer

------------------------------------------------
(a)   All other compensation for Mr. New includes automobile allowance.
(b) All other compensation for Messrs. Fitzpatrick and Arnesen include automobile and relocation allowances.

Compensation Committee Interlocks and Insider Participation

Messrs. Thomas and Weber comprise the members of the Compensation Committee of the Board of Directors.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our issued and outstanding capital stock is owned by Plainwell Holding Company. All of the issued and outstanding capital stock of Plainwell Holding Company is owned by Plainwell Shasta Holdings Inc. Plainwell Holding Company, through an investment in Plainwell Shasta Holdings Inc., is an affiliate of 399 Venture Partners. The management shareholders also have, through an investment in Plainwell Shasta Holdings Inc., a beneficial interest in the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1998, Plainwell Shasta Holdings, Inc. was created as the parent of Plainwell Holdings Company. in a non-taxable transaction. In connection with this restructuring, Plainwell Shasta Holdings, Inc. in turn created two entities affiliated to the Company: Shasta Holdings Company Inc. and Shasta Paper Company. In January 1999, Shasta Paper Company acquired the pulp and paper operations of Simpson Paper Company located in Anderson, California. In connection with this acquisition, the Company recorded a dividend of $4.0 million that was issued to Plainwell Shasta Holdings, Inc. Since the acquisition of and the issuance of the dividend, the Company has engaged in a series of affiliated company transactions, including intercompany sales, shared sales and marketing costs, shared corporate administrative costs, shared corporate administrative costs and shared information services costs. The terms and conditions of such transactions have been determined to be fair to the note holders from a financial perspective in accordance with the terms and conditions of the Indenture.


                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Document List

     1. Financial Statements

The balance sheet of PLAINWELL INC. as of December 31, 1999 and 1998 and Plainwell Paper Company (its predecessor company) as of December 31, 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for the years ended December 31, 1999 and 1998 and from the period June 17, 1997 through December 31, 1997 including the notes thereto, is set forth under Item 8 of this Annual Report. The "Report of Independent Auditors" as presented in the 1999 Financial Statements of PLAINWELL INC., also set forth under Item 8 of this Annual Report.

     2. Financial Statement Schedules

No other schedules are files as part of this Annual Report because they are not applicable or are not required.

Schedule II (Valuation and Qualifying Accounts for the years ended December 31, 1999 and 1998 and the period June 17, 1997 through December 31, 1997) is found on page 44 of this Annual Report.

The Report of Independent Auditors is found on page 16 of this Annual Report.

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

              PLAINWELL INC.
              (Registrant)

April 13, 2000             By /s/   JEFFREY A. ARNESEN
                                    --------------------------------------------
                                    Jeffrey A. Arnesen
                                    Senior Vice President, Chief Financial
                                    Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/   WILLIAM L. NEW
         --------------------------------------------
         William L. New
         Chairman of the Board


By /s/   FRANCIS J. FITZPATRICK
         --------------------------------------------
         Francis J. Fitzpatrick
         President - Specialty Paper Division, Director


By
         --------------------------------------------
         R. Guy Boyle
         Director


By /s/   DAVID F. THOMAS
         --------------------------------------------
         David F. Thomas
         Director


By /s/   JOHN D. WEBER
         --------------------------------------------
         John D. Weber
         Director


Each of the above signatures is affixed as of April 13, 2000.

                                 PLAINWELL INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                      (A)                            (B)               (C)              (D)              (E)
                                                                    Additions
                                                  Balance at       charged to                        Balance at
                                                  beginning         costs and                            end
                  Description                     of period         expenses        Deductions        of period
   ------------------------------------------   ---------------   --------------   --------------   --------------
Valuation accounts deducted
   from assets to which they apply
   for accounts receivable allowances

Year Ended December 31, 1999                 $        1,127            3,518            2,929            1,716

Year Ended December 31, 1998                 $          418            4,153            3,444            1,127

Period from June 17, 1997
   through December 31, 1997                 $            -            1,785            1,367              418


                                 EXHIBITS INDEX


EXHIBIT        DESCRIPTION
NUMBER
-----------    -----------------------------------------------------------------
3.1            Certificate of Incorporation of PLAINWELL INC. (Filed as Exhibit
               3.1 to Form S-4 filed September 3, 1998. Registration number
               333-51857 and incorporated herein by reference.)
3.2            By-laws of PLAINWELL INC. (Filed as Exhibit 3.2 to Form S-4 filed
               September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)
4.1            Indenture dated as of March 6, 1998 between PLAINWELL INC. and
               United States Trust Company of New York (Filed as Exhibit 4.1 to
               Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)
4.2            Purchase Agreement dated as of March 3, 1998 among PLAINWELL
               INC., Bear, Stearns & Co. Inc. and Salomon Brothers Inc. (Filed as Exhibit 4.2 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)
4.3            Exchange and Registration Rights Agreement dated as of March 6,
               1998 among PLAINWELL INC., Bear, Stearns & Co. Inc. and Salomon
               Brothers Inc. (Filed as Exhibit 4.3 to Form S-4 filed September
               3, 1998. Registration number 333-51857 and incorporated herein by reference.)
10.1           Loan and Security Agreement dated as of November 5, 1999 by and between PLAINWELL INC.
               and CONGRESS FINANCIAL CORPORATION (CENTRAL) as Agent for the Lenders (Filed as Exhibit
               10 TO Form 10-Q filed November 12, 1999 and incorporated herein by reference.)
10.2           Agreement of Purchase and Sale dated as of January 22, 1998, by and among Pope & Talbot, Inc., Pope & Talbot, Wis., Inc.,
               Plainwell Holding Company and PLAINWELL INC. (Filed as Exhibit
               10.2 to Form S-4 filed September 3, 1998. Registration number
               333-51857 and incorporated herein by reference.)
10.3           Transition Services Agreement dated as of March 6, 1998 by and between PLAINWELL INC. and Pope & Talbot, Inc. (Filed as Exhibit
               10.3 to Form S-4 filed September 3, 1998. Registration number
               333-51857 and incorporated herein by reference.)
10.4           Transition Services Agreement dated as of June 16, 1997 by and between Plainwell Paper Company and Simpson Paper Company (Filed as Exhibit 10.4 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)

10.12 Collective Bargaining Agreement dated September 17, 1999 by and between Plainwell Tissue, Consumer Products Division of Plainwell Inc. and the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, and Ransom/Pittston Local Number 2-1448.
10.13 Collective Bargaining Agreement dated April 1, 1997 by and between Pope & Talbot, Wis., Inc., Eau Claire, Wisconsin and the United Paperworkers International Union and its affiliated Local No. 42 (Filed as Exhibit 10.13 to Form S-4 filed September 3, 1998. Registration number 333-61857 and incorporated herein by reference.)
10.14 Loan Agreement dated November 1, 1983 by and between Economic Development Corporation of the City of Plainwell and Plainwell Paper Company (Filed as Exhibit 10.14 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)
10.15 Indenture of Trust dated November 1, 1983 by and among Economic Development Corporation of the City of Plainwell and First & Merchants National Bank (Filed as Exhibit 10.15 to Form S-4 filed September 3, 1998. Registration number 333-51857 and incorporated herein by reference.)
27.1           Financial Data Schedule