Form 10-Q
period 2000-03-31
PLAINWELL INC
filed 2000-05-15
CIK 1058581

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000


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

                         1270 NORTHLAND DRIVE, SUITE 300
                          MINNEAPOLIS, MINNESOTA 55120
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 651-365-3100

                                 NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)


--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2000: 500 shares, $1 par value Common Stock outstanding.

                                 PLAINWELL INC.
                                   FORM 10-Q


                                      INDEX

                                                                                                           PAGE
-------------------------------------------------------------------------------------------------------------------


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Statements of Operations for the three months
            ended March 31, 2000 and 1999                                                                   4

        Condensed Balance Sheets at March 31, 2000 and December 31, 1999                                    5

        Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999               6

        Notes to Condensed Financial Statements - March 31, 2000                                            7


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                       12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                          16


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                   16

Item 4. Submission of Matters to a Vote of Security Holders                                                 16

Item 6. Exhibits and Reports on Form 8-K                                                                    17

Signatures                                                                                                  17

Exhibit Index                                                                                               18

PART I

ITEM 1. FINANCIAL STATEMENTS


The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (1999 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1999 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

The condensed balance sheet as of December 31, 1999 was derived from the audited financial statements in the Company's 1999 Form 10-K, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                          -----------------------------
                                              2000            1999
                                          -------------    ------------
Net sales                                 $     53,259     $    52,124
Cost of sales                                   51,406          46,133
                                          ------------     -----------
    Gross profit                                 1,853           5,991

Selling, general and
    administrative expenses                      4,776           4,722
                                          ------------     -----------

Operating income (loss)                         (2,923)          1,269
Interest expense                                 4,546           4,000
                                          ------------     -----------

Loss before taxes                               (7,469)         (2,731)
Income tax benefit                                (500)           (741)
                                          ------------     -----------

    Net loss                              $     (6,969)    $    (1,990)
                                          ============     ===========













            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                            CONDENSED BALANCE SHEETS
                  (Thousands of Dollars, Except Share Amounts)

                                                                        March 31,                December 31,
                                                                           2000                      1999
                                                                    -------------------     -----------------------
                                                                       (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                   $              2,369    $                  2,961
      Accounts receivable, net                                                  22,745                      21,745
      Receivables due from affiliates                                            1,624                       4,008
      Inventories                                                               31,120                      32,008
      Other                                                                      2,109                       1,918
                                                                    -------------------     -----------------------
            Total current assets                                                59,967                      62,640

Property, plant and equipment                                                  162,072                     159,029
Accumulated depreciation                                                      (27,655)                    (24,134)
                                                                    -------------------     -----------------------
      Net property, plant and equipment                                        134,417                     134,895
Other Assets                                                                    32,892                      32,600
                                                                    -------------------     -----------------------

            Total assets                                          $            227,276    $                230,135
                                                                    ===================     =======================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                            $             21,984    $                 18,899
      Payables due to affiliates                                                 1,063                           -
      Borrowing under revolving line of credit (Note 3)                         27,940                      23,467
      Accrued liabilities                                                       12,464                      17,142
                                                                    -------------------     -----------------------
            Total current liabilities                                           63,451                      59,508

Long-term debt                                                                 152,300                     152,300
Other long-term liabilities                                                     12,399                      12,232

Commitments and Contingencies (Notes 4 and 5)

Stockholder's equity (deficit):
      Common stock $1 par value, authorized 1,000
            shares, issued and outstanding 500 shares                                1                           1
      Paid-in capital                                                           24,319                      24,319
       Accumulated deficit                                                    (25,194)                    (18,225)
                                                                    -------------------     -----------------------
            Total stockholder's equity (deficit)                                 (874)                       6,095
                                                                    -------------------     -----------------------

      Total liabilities and stockholder's equity (deficit)        $            227,276    $                230,135
                                                                     ==================      ======================




            See accompanying notes to condensed financial statements.
                                       5

                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Three Months Ended,
                                                                            March 31,
                                                                ----------------------------------
                                                                    2000                 1999
                                                                -------------        -------------
Operating activities:
    Net loss                                                 $       (6,969)      $        (1,990)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
       Depreciation and amortization                                   3,520                3,115
       Amortization of deferred finance costs                            325                  289
       Deferred income taxes                                               -                 (741)
       Change in operating assets and liabilities:                     1,101               (5,223)
                                                                -------------        -------------

Net cash used in operating activities                                (2,023)               (4,550)
                                                                -------------        -------------

Investing activities:
    Capital expenditures                                             (3,042)               (1,373)
                                                                -------------        -------------
Net cash used in investing activities                                (3,042)               (1,373)
                                                                -------------        -------------

Financing activities:
    Net borrowings of credit facility                                  4,473                9,512
    Dividends paid                                                         -               (4,000)
                                                                -------------        -------------
Net cash provided by financing activities                              4,473                5,512
                                                                -------------        -------------

Decrease in cash and cash equivalents                                  (592)                 (411)
Cash and cash equivalents at beginning of period                       2,961                1,846
                                                                -------------        -------------
Cash and cash equivalents at end of period                    $        2,369      $         1,435
                                                                =============        =============













            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

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

The Company is a wholly owned subsidiary of Plainwell Holding Company ("Holdings"). Holdings and four affiliated entities, Shasta Holding Company, Inc., Shasta Paper Company, Plainwell Memphis Holding Company and Plainwell Tissue-Memphis, Inc. are wholly owned subsidiaries, directly or indirectly, of Plainwell Shasta Holdings, Inc. (the "Parent").


The Company's financial statements include the accounts of the Specialty Paper Division and Consumer Products Division. All significant intercompany transactions have been eliminated.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that might be expected for the year ending December 31, 2000.

For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Report on Form 10-K, filed April 12, 2000.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                                               March 31, 2000            December 31, 1999
                                                           ------------------------   ------------------------

          Paper mill fiber                                         $ 5,182                   $  3,675
          Work -in -progress                                         5,056                      5,318
          Finished goods                                            19,817                     19,842
          Chemicals and other                                        1,065                      3,173
                                                                   -------                    -------
              Total                                                $31,120                    $32,008
                                                                   =======                    =======

NOTE 3. REVOLVING LINE OF CREDIT

In November 1999, the Company entered into a loan and security agreement with Congress Financial Corporation (the "Credit Facility"). The Credit Facility has a three-year term and provides for a maximum aggregate credit amount of $55 million, including revolving loans and standby letter of credit guarantees. At March 31, 2000, unused available borrowings under the revolving credit portion of the Credit Facility were $4.9 million. Congress Financial Corporation also provides a $25 million credit facility to Shasta. Shasta guarantees the Company's Credit Facility. The Company believes that Shasta has the ability and intent to advance funds to the Company if additional funds are necessary.

Pursuant to the original terms of the Credit Facility, the Company was required to maintain a minimum net worth (as defined) of $8.0 million if the borrowing availability (as defined) under the Credit Facility fell below $10.0 million. At December 31, 1999 and for the three months ended March 31, 2000, the Company was not in compliance with the minimum net worth covenant. The Company received a waiver for the violation of this covenant and on April 12, 2000, an amendment to the Credit Facility was executed to modify the minimum net worth covenant, whereby the minimum net worth covenant is measured on a monthly basis in 2000. The Company was in compliance with the amended minimum net worth covenant at April 30, 2000. The Credit Facility contains a subjective acceleration clause and a lock-box agreement and accordingly the debt under the Credit Facility has been classified as a current liability in the balance sheet.

NOTE 4. CONTINGENT MATTERS

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

The Internal Revenue Service (the "IRS") is currently conducting an audit related to whether the proceeds from the $18.8 million Wisconsin Industrial Revenue Bonds ("IRB's") issued for the benefit of the Company were spent on qualified expenditures. A determination by the IRS that the Wisconsin IRB's do not qualify for tax exempt status could result in a mandatory redemption of the IRB's. Management believes the proceeds were appropriately invested and intends to vigorously defend its position. Management believes the outcome of this matter will not have a material effect on its financial position or results of operations.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

The Company has been identified by certain governmental entities or other parties as a PRP with respect to possible investigation and cleanup costs associated with certain contaminated sites. The Company has recorded a liability for the estimated work at the locations and a receivable for remediation costs recoverable under related indemnification agreements.

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

The Company owns and operates a landfill in Washington Township, Wisconsin, for disposal of its papermaking sludge. The Company has closed two of the three sections of the landfill and is currently monitoring those sections in accordance with requirements of state environmental laws. The Company expects to begin closure of the third section by 2002. Estimated closure costs of $1.3 million are being accrued over the operating life of the landfill. Monitoring costs estimated at $80,000 per year will be required for 40 years following the closure of the landfill. The Company believes that, based on current information and regulatory requirements, the estimates of the landfill closure costs are adequate, although there can be no assurance that the cost will not eventually exceed the amount presently estimated.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5. ENVIRONMENTAL REMEDIATION (CONTINUED)

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

NOTE 7. BUSINESS SEGMENT INFORMATION

The Company's business segments are (i) the Consumer Products Division, which produces private label consumer tissue products, such as bath tissue, paper towels, napkins, and facial tissue and (ii) the Specialty Paper Division, which produces premium coated and uncoated printing papers and release and other high performance industrial specialty papers. The markets in which the Company sells its products are affected by several factors, including industry capacities and the level of economic growth in domestic and international markets. The principal markets for the Company's products are in the United States. Segment operating profit is revenue less specific and allocable operating expenses. General net corporate expenses include nonoperating overhead, interest expense, and amortization of deferred financing costs and interest and other income (expense). Income before interest and income taxes is used to measure the performance of the segments and to allocate resources.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment identifiable assets are those which are directly used in the segment operations. Corporate assets are principally cash and cash equivalents, deferred finance costs and receivables. Financial information by business segment follows (in thousands of dollars):


                                                          Consumer          Specialty
                                                          Products            Paper
                                                          Division          Division        Corporate          Total
                                                        -------------    ----------------  -------------    ------------
Three months ended March 31, 2000:
    Net sales                                         $       32,377   $          20,882 $            -   $      53,259
    Operating income (loss)                                  (2,810)                 696          (809)         (2,923)
    Interest expense                                             320                  40          4,186           4,546
    Depreciation and amortization                              3,186                 390            269           3,845
    Capital expenditures                                       2,966                  43             33           3,042
    Total assets                                      $       57,554   $          21,947 $      147,775   $     227,276

Three months ended March 31, 1999:
    Net sales                                         $       32,965   $          19,159 $            -   $      52,124
    Operating income (loss)                                    1,124                 690          (545)           1,269
    Interest expense                                             190                  34          3,776           4,000
    Depreciation and amortization                              2,849                 369            186           3,404
    Capital expenditures                                       1,079                 287              7           1,373
    Total assets                                      $       55,238   $          21,093 $      149,570   $     225,901

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

NET SALES.

The Company's net sales increased $1.2 million to $53.3 million for the three months ended March 31, 2000 compared to $52.1 million for the three months ended March 31, 1999. This increase reflects a $1.7 million increase in net sales at the Specialty Paper Division partially offset by a $0.5 million decrease in net sales at the Consumer Products Division.

The $1.7 million increase in net sales at the Specialty Paper Division reflects a slight increase in sales volume and a 6.6% increase in the average net selling price per unit sold. The Specialty Paper Division has continued to benefit from industry-wide selling price increases, enabling the Division to offset escalating raw material price increases.

The decrease in net sales at the Consumer Products Division reflects an 2.7% decline in the average net selling price per unit compared to the first quarter of 1999 partially offset by a 1% increase in sales volume.

COST OF SALES AND GROSS PROFIT.

Cost of sales increased to $51.4 million for the three months ended March 31, 2000 compared with $46.1 million during the same period of 1999 primarily due to increasing fiber price increases which were partially offset by various cost savings initiatives put in place during 1999. Increasing fiber prices coupled with the reduction in average net selling prices at the Consumer Products Division discussed above, resulted in a decrease in the Company's gross profit percentage to approximately 3.5% compared to 11.5% during the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses remained relatively flat at $4.8 million for the three months ended March 31, 2000 compared to $4.7 million for the three months ended March 31, 1999.

INTEREST.

Interest expense increased $0.5 million to $4.5 million for the three months ended March 31, 2000 compared to $4.0 million for the three months ended March 31, 1999, primarily due to the increased borrowings under the revolving credit facility and the interest expense associated therewith.

INCOME TAXES.

During 1999, the Company, which is a member of a consolidated group for federal and certain state income tax purposes of which Plainwell Shasta Holdings, Inc. (the "Parent") is the parent corporation, entered into a tax sharing agreement with other members of the group. Under the terms of the tax sharing agreement, each member computes its taxes on a separate basis and makes or receives payments to other group members or the Parent in lieu of taxes, and receives reimbursement for losses, which offset income of other group members. The current income tax benefit for the three months ended March 31, 2000 includes $0.5 million of payments in lieu of taxes, which will be paid to the Company by other members of the group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION:

ACCOUNTS RECEIVABLE

Accounts receivable increased $1.0 million to $22.7 million at March 31, 2000 compared to $21.7 million at December 31, 1999. This change is reflective of the nature and timing of the sales and payments received from the Company's customers at March 31, 2000 as compared to December 31, 1999.

INVENTORIES

Inventories decreased $0.9 million to $31.1 million at March 31, 2000, compared to $32.0 million at December 31, 1999. This change reflects initiatives achieved by the Company in reducing inventories.

ACCOUNTS PAYABLE

Accounts payable increased $3.1 million to $22.0 million at March 31, 2000 compared to $18.9 million at December 31, 1999. This change reflects the nature and timing of the purchases by the Company for products and services at March 31, 2000 as compared to December 31, 1999.

ACCRUED LIABILITIES

Accrued liabilities decreased $4.6 million to $12.5 million at March 31, 2000, compared to $17.1 million at December 31, 1999. This decrease is primarily due to the timing of the semi-annual interest payments related to the Company's $130 million 11% Senior Subordinated Notes (the "Senior Subordinated Notes"). Accrued interest related to the Senior Subordinated Notes is due and payable on the first day of March and September of each year.

DEBT

Outstanding indebtedness under the Company's revolving credit facility increased $4.4 million, to $27.9 million at March 31, 2000, compared to $23.5 million at December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES:

USES OF CASH

The Company's primary capital requirements are for working capital, debt service and capital expenditures. The Company believes that cash generated from operations, together with borrowings under the Credit Facility, will be sufficient to meet the Company's cash needs in the foreseeable future. The Company's Credit Facility is guaranteed by Shasta Paper Company ("Shasta"), an affiliate company.

WORKING CAPITAL

The Company's most significant cash requirement is related to funding the costs of production from the time of manufacturing through the time of sale and collection of the sales proceeds. At March 31, 2000, the Company had $31.1 million of inventory and $22.7 million of accounts receivable compared to $32.0 million and $21.7 million at December 31, 1999, respectively.

DEBT SERVICE

The Company also utilizes a substantial amount of cash to fund the interest costs associated with its 11% Senior Subordinated Notes as well as interest expenses associated with its Credit Facility utilized to fund its working capital requirements. During the three months ended March 31, 2000, the Company incurred approximately $4.5 million in interest expense compared to $4.0 million in the three months ended March 31,1999.

CAPITAL EXPENDITURES

During the three months ended March 31, 2000, the Company spent approximately $3.0 million on capital expenditures compared to $1.4 million in the three months ended March 31, 1999. In 2000, the Company anticipates spending $6.0 million on capital projects, including $2.9 million on projects authorized but uncompleted at December 31, 1999. Major expenditures in 2000 include $0.6 million for new equipment to upgrade existing product offerings, $1.5 million for modifications to existing bath tissue equipment to modify products to meet changes in market specifications and $1.0 million to existing machinery to improve throughput and efficiency.

It is further estimated that future capital spending to comply with the Cluster Rules and the "GLI" may cost as much as $5.0 million. The Company cannot predict if or when such rules will be promulgated such that the Company will be required to incur such expenditures. In addition, the Company has limited indemnification rights under various agreements with respect to certain contingent environmental liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SOURCES OF CASH


CREDIT FACILITY

The Company has a loan and security agreement with Congress Financial Corporation (the "Credit Facility") which provides for a maximum aggregate credit amount of $55 million, including letter of credit commitments. This facility is utilized to fund working capital needs and standby letter of credit guarantees. At March 31, 2000, unused available borrowings under the revolving credit portion of the Credit Facility were $5.0 million. Congress Financial Corporation also provides a $25 million credit facility to Shasta. Shasta guarantees the Company's Credit Facility. The Company believes that Shasta has the ability and intent to advance funds to the Company if additional funds are necessary.

Pursuant to the terms of the Credit Facility, the Company is required to maintain a minimum net worth (as defined) of $8.0 million if the borrowing availability (as defined) under the Credit Facility falls below $10.0 million. At December 31, 1999 and into the three months ended March 31, 2000, the Company was not in compliance with the minimum net worth covenant. The Company received a waiver for the violation of this covenant and on April 12, 2000, an amendment to the Credit Facility was executed to modify the minimum net worth covenant, whereby the minimum net worth covenant is measured on a monthly basis in 2000. The Company was in compliance with the amended minimum net worth covenant at April 30, 2000.

The Company expects to incur losses from operations throughout fiscal 2000 due to low gross margins in the Consumer Products Division. The Company expects that losses in the second, third and fourth quarters of 2000 will decline as recently announced price increases take effect and modifications to product offerings at the Consumer Products Division are implemented. Cash from operations, together with borrowings under the Credit Facility, should be sufficient to meet the Company's operating and debt service requirements. The Company anticipates using primarily leases to finance its capital expenditure requirements. If additional funds are needed, the Company believes that Shasta has the ability and intent to advance funds to the Company.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FORWARD-LOOKING INFORMATION

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things; (1) increased competition from either domestic or foreign paper producers, including increases in more competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) variations in demand for our products; (3) changes in the cost or availability of the raw materials that we use, particularly market pulp; (4) costs of compliance with new environmental laws and regulations; (5) any decisions by us to make a significant acquisition or a significant increase in production capacity.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to market risks related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its revolving credit facility. If market interest rates for such borrowings had averaged 1% more during the three months ended March 31, 2000, the Company's interest expense would have increased, and income before income taxes would have decreased by approximately $64,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of a significant change in short-term interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.


PART II  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to Note 7 of the Notes to Financial Statements included with the Company's 1999 Annual Report on Form 10-K filed April 12, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(1)  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibit is filed in response to Item 601 of Regulation S-K:

Exhibit No.       Description

10                First Amendment to Loan and Security Agreement and Waiver

27                Financial Data Schedule (filed herewith)


(b)  Reports on Form 8-K

                  Report on Form 8-K was filed on March 30


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINWELL INC.
(Registrant)



May 15, 2000                                               By:    /s/ Jeffrey A. Arnesen
-------------------------------------------------------           ----------------------------------------------------
                         Date                                                    Jeffrey A. Arnesen
                                                                     Chief Financial Officer (Principal Financial
                                                                                       Officer)

May 15, 2000                                               By:    /s/ William L. New
-------------------------------------------------------           ----------------------------------------------------
                         Date                                                    William L. New
                                                                       Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.       Description

10     First Amendment to Loan and Security Agreement and Waiver

27     Financial Data Schedule