Form 10-Q
period 2000-06-30
PLAINWELL INC
filed 2000-08-14
CIK 1058581

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 /X/  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                  For the quarterly period ended June 30, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000: 500 shares, $1 par value Common Stock outstanding.

                                 PLAINWELL INC.
                                    FORM 10-Q


                                      INDEX

                                                                             PAGE
                                                                             ----
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations for the three and six months
               ended June 30, 2000 and 1999 (unaudited)                        3

         Condensed Balance Sheets at June 30, 2000 (unaudited) and
               December 31, 1999                                               4

         Condensed Statements of Cash Flows for the six months ended
               June 30, 2000 and 1999 (unaudited)                              5


         Notes to Condensed Financial Statements - June 30, 2000               6


Item 2.  Management's Discussion and Analysis of Financial Position
               and Results of Operations                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

Exhibit Index                                                                 17

PART I

                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                            Three months ended              Six months ended
                                                                 June 30                         June 30
                                                       ---------------------------     ---------------------------
                                                           2000           1999             2000           1999
                                                       -------------  ------------     ------------    -----------
Net sales                                              $     60,107   $     58,229     $    113,366    $   114,740
Cost of sales                                                63,161         51,348          114,567        101,868
                                                       ------------   ------------     ------------    -----------
    Gross profit (loss)                                      (3,054)         6,881           (1,201)        12,872

Selling, general and
    Administrative expenses                                   5,408          4,341           10,184          9,063
                                                       ------------   ------------     ------------    -----------

Operating income (loss)                                      (8,462)         2,540          (11,385)         3,809

Interest expense                                              4,814          4,626            9,360          8,626
                                                       ------------   ------------     ------------    -----------

Loss before income tax expense (benefit)                    (13,276)        (2,086)         (20,745)        (4,817)
Income tax expense (benefit)                                    150           (515)            (350)        (1,256)
                                                       ------------   ------------     ------------    -----------

Net loss                                               $    (13,426)  $     (1,571)    $    (20,395)   $    (3,561)
                                                       ============   ============     ============    ===========


            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
                            CONDENSED BALANCE SHEETS
                              (Thousands of Dollars
                              Except Share Amounts)

                                                                      June 30, 2000        December 31, 2000
                                                                    -----------------     -------------------
ASSETS                                                                 (Unaudited)

Current assets:
    Cash and cash equivalents                                       $           2,504     $             2,961
    Accounts receivable, net                                                   22,723                  21,745
    Receivables due from affiliates                                             2,729                   4,008
    Inventories                                                                21,169                  32,008
    Other                                                                       2,783                   1,918
                                                                    -----------------     -------------------
        Total current assets                                                   51,908                  62,640

Property, plant and equipment                                                 163,225                 159,029
Accumulated depreciation
                                                                              (31,025)                (24,134)
                                                                    -----------------     -------------------
    Net property, plant and equipment                                         132,200                 134,895
Other assets                                                                   33,793                  32,600
                                                                    -----------------     -------------------

        Total assets                                                $         217,901     $           230,135
                                                                    =================     ===================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                $          22,789     $            18,899
    Payables due to affiliates                                                  1,883                       -
    Borrowings under revolving line of credit (Note 3)                         26,963                  23,467
    Accrued liabilities                                                        15,899                  17,142
                                                                    -----------------     -------------------
        Total current liabilities                                              67,534                  59,508

Long-term debt                                                                152,300                 152,300
Other long-term debt                                                           12,367                  12,232

Commitments and Contingencies (Notes 4 and 5)

Stockholder's equity (deficit):
    Common stock $1 par value, authorized 1,000
        shares, issued and outstanding 500 shares                                   1                       1
    Paid-in capital                                                            24,319                  24,319
    Accumulated deficit                                                       (38,620)                (18,225)
                                                                    -----------------    --------------------
        Total stockholder's equity (deficit)                                  (14,300)                  6,095
                                                                    -----------------    --------------------
        Total liabilities and stockholder's equity (deficit)        $         217,901     $           230,135
                                                                    =================    ====================

            See accompanying notes to condensed financial statements

                                 PLAINWELL INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                               Six months ended
                                                                                   June 30
                                                                         ---------------------------
                                                                             2000           1999
                                                                         ------------   ------------
OPERATING ACTIVITIES:
Net loss                                                                 $   (20,395)   $     (3,561)
Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                              7,779           6,835
    Gain from sale of equipment                                                 (162)              -
    Changes in operating assets and liabilities                               13,063          (4,687)
                                                                         -----------    ------------

  Net cash provided by (used in) operating activities                            285          (1,413)

INVESTING ACTIVITIES:
Capital expenditures                                                          (5,003)         (3,142)
Proceeds from sale of equipment                                                  765               -
                                                                         -----------    ------------

  Net cash used in investing activities                                       (4,238)         (3,142)

FINANCING ACTIVITIES:
Net borrowings under
    revolving lines of credit                                                  3,496           8,863
Dividends paid                                                                     -          (4,000)
                                                                         -----------    ------------

  Net cash provided by financing activities                                    3,496           4,863
                                                                         ------------   ------------

Net increase (decrease) in cash and cash equivalents
                                                                                (457)            308

Cash and cash equivalents at beginning of period                               2,961           1,846
                                                                         -----------    ------------
Cash and cash equivalents at end of period                               $     2,504    $      2,154
                                                                         ===========    ============

            See accompanying notes to condensed financial statements.

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000



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

In the second quarter of fiscal 2000 the Company adopted Emerging Issues Task Force (EITF) No. 00-11 Accounting for Shipping and Handling Fees and Costs. The Company previously netted shipping costs against sales.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that might be expected for the year ending December 31, 2000.

For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, filed April 12, 2000.

                                 PLAINWELL INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                      June 30, 2000       December 31, 1999
                                      -------------       -----------------
 Paper mill fiber                     $       1,456       $           3,675
 Work-in-progress                             3,966                   5,318
 Finished goods                              12,604                  19,842
 Chemicals and other                          3,143                   3,173
                                      -------------       -----------------
      Total                           $      21,169       $          32,008
                                      =============       =================


NOTE 3.  REVOLVING LINE OF CREDIT

In November 1999, the Company entered into a loan and security agreement with Congress Financial Corporation (the "Credit Facility"). The Credit Facility has a three-year term and provides for a maximum aggregate credit amount of $55 million, including revolving loans and standby letter of credit guarantees. At June 30, 2000, unused available borrowings under the revolving credit portion of the Credit Facility were $5.8 million. Congress Financial Corporation also provides a $25 million credit facility to Shasta. Shasta guarantees the Company's Credit Facility.

Pursuant to the original terms of the Credit Facility, the Company was required to maintain certain minimum net worth (as defined) of $8.0 million if the borrowing availability (as defined) under the Credit Facility fell below $10.0 million. At December 31, 1999 and for the three months ended March 31, 2000, the Company was not in compliance with the minimum net worth covenant. The Company received a waiver for the violation of this covenant and on April 12, 2000, an amendment to the Credit Facility was executed to modify the minimum net worth covenant, whereby the minimum net worth covenant is measured on a monthly basis in 2000. The Company was not in compliance with the minimum net worth covenant (as amended) at June 30, 2000. The Credit Facility contains a subjective acceleration clause and a lock-box agreement and accordingly the debt under the Credit Facility has been classified as a current liability in the balance sheet.

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

                                 PLAINWELL INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 7. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                       Consumer         Specialty
                                                       Products           Paper
                                                       Division          Division        Corporate          Total
                                                     --------------   ---------------   -------------    -------------
Three months ended June 30, 2000:
    Net sales                                        $      37,035    $       23,072    $          -     $     60,107
    Operating loss                                          (3,077)           (4,136)         (1,249)          (8,462)
    Interest expense                                           395                48           4,371            4,814
    Depreciation and amortization                            3,276               390             268            3,934
    Capital expenditures                                     1,886                67               8            1,961
    Total assets                                            54,112            18,605         145,184          217,901

Three months ended June 30, 1999:
    Net sales                                        $      36,813    $       21,416    $          -     $     58,229
    Operating income (loss)                                  1,499             1,170            (129)           2,540
    Interest expense                                           244                39           4,343            4,626
    Depreciation and amortization                            2,863               369               -            3,232
    Capital expenditures                                     1,282                13             474            1,769
    Total assets                                            56,985            19,765         148,594          225,344

Six months ended June 30, 2000
    Net sales                                        $      69,412    $       43,954    $          -     $    113,366
    Operating loss                                          (5,887)           (3,440)         (2,058)         (11,385)
    Interest expense                                           715                88           8,557            9,360
    Depreciation and amortization                            6,462               780             537            7,779
    Capital expenditures                                     4,852               110              41            5,003

Six months ended June 30, 1999:
    Net sales                                        $      73,237    $       41,503    $          -     $    114,740
    Operating income (loss)                                  2,623             1,860            (674)           3,809
    Interest expense                                           434                73           8,119            8,626
    Depreciation and amortization                            5,712               738               -            6,450
    Capital expenditures                                     2,361               300             481            3,142

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

NET SALES.

The Company's net sales increased to $60.1 million for the three months ended June 30, 2000 compared to $58.2 million for the three months ended June 30, 1999. This increase reflects a $1.7 million increase in net sales in the Specialty Paper Division, and a $200,000 increase in net sales from the Consumer Products Division.

The $1.7 million increase in net sales at the Specialty Paper division is the result of a 12.9% increase in the average selling price per unit sold, partially offset by a 2.6% reduction in volume.

The Consumer Products Division experienced a 9.9% decrease in volume for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This decrease is partially offset by an 11.7% increase in the net selling price per unit sold, resulting in a $200,000 increase in net sales at the Consumer Products Division. The increase in sales price per unit is the result of industry-wide selling price increases effected in the second quarter of 2000, enabling the Division to partially offset raw material price increases.

COST OF SALES AND GROSS PROFIT.

During the three months ended June 30, 2000, the Specialty Paper Division experienced increased fiber costs, partially offset by increases in net selling prices. The Specialty Paper Division recorded a $3.3 million charge to cost of sales during the quarter to reflect appropriate inventory valuation and quantities. In addition, both the Specialty Paper Division and the Consumer Products Division experienced increased period costs in the second quarter as a result of production capacity utilization to reduce inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling General and Administrative Expenses increased $1.1 million for the three months ended June 30, 2000 to $5.4 million compared to $4.3 million for the three months ended June 30, 1999. The increase is primarily attributable to severance costs recorded in connection with the replacement of the Company's Chief Executive Officer.

INTEREST EXPENSE.

Interest expense increased $200,000 to $4.8 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. The increase is primarily attributable to the increase in borrowings on its revolving credit line.

INCOME TAXES.

The Company, which is a member of a consolidated group for federal and certain state income tax purposes of which Plainwell Shasta Holdings, Inc. (the "Parent") is the parent corporation, has a tax sharing agreement with other members of the group. Under the terms of the tax sharing agreement, each member computes its taxes on a separate basis and makes or receives payments to other group members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES.

During the six months ended June 30, 2000, the Company had net sales of $113.4 million compared to $114.7 million in the same period of 1999. This slight decrease is primarily attributable to lower volume of shipments in both the Specialty Paper Division and the Consumer Products Division in the second quarter of 2000.

COST OF SALES AND GROSS PROFIT.

Cost of sales increased to $114.6 million for the six months ended June 30, 2000 compared to $101.9 million for the six months ended June 30, 1999. The increase in cost of sales and negative gross profit are primarily attributable to the $3.3 million inventory valuation and quantity adjustment recorded during the second quarter of 2000, the increased fiber costs and production capacity utilization in the six months ended June 30, 2000, combined with slower revenue per unit sales increases to offset the fiber price increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased to $10.2 million for the six months ended June 30, 2000 from $9.1 million for the six months ended June 30, 1999. The increase is primarily attributable to severance costs recorded in connection with the replacement of the Company's Chief Executive Officer.

INTEREST EXPENSE

Interest expense increased $700,000 to $9.4 million during the first six months of 2000 compared to $8.6 million in the same period of 1999. This increase is primarily attributable to the Company's increased borrowings on its revolving line of credit.

INCOME TAX EXPENSE

The current income tax benefit for the six months ended June 30, 2000 includes $350 thousand of payments in lieu of taxes, which will be paid to the Company by other members of the group under the terms of the tax sharing agreement with affiliated companies.

FINANCIAL CONDITION

Inventories

Inventories decreased $10.8 million to $21.2 million at June 30, 2000 compared to $32.0 million at December 31, 1999. This change reflects initiatives achieved by the Company in reducing inventories as well as the $3.3 million inventory valuation and quantity adjustment recorded during the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES.

USES OF CASH

The Company's primary capital requirements are for working capital, debt service and capital expenditures. The Company believes that cash generated from operations, together with borrowings under its revolving credit facility, will be sufficient to meet the Company's capital needs in the foreseeable future. The Company's Credit Facility is guaranteed by Shasta Paper Company ("Shasta"), an affiliate company.

WORKING CAPITAL

The Company's most significant cash requirement is related to funding the costs of production from the time of manufacturing through the time of sale and collection of sales proceeds. At June 30, 2000, the Company had $21.2 million of inventory and $22.7 million of accounts receivable compared to $32.0 million and $21.7 million at December 31, 1999, respectively.

DEBT SERVICE

The Company also utilizes a substantial amount of cash to fund the interest costs associated with its 11% Senior Subordinated Notes as well as interest expenses associated with its Credit Facility utilized to fund its working capital requirements. During the six months ended June 30, 2000, the Company incurred approximately $9.4 million of interest expense compared to $8.6 million in the six months ended June 30, 1999.

CAPITAL EXPENDITURES

During the six months ended June 30, 2000, the Company spent approximately $5.0 million on capital expenditures compared to $3.1 million in the six months ended June 30, 1999.

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

SOURCES OF CASH

CREDIT FACILITY

The Company has a loan and security agreement with Congress Financial Corporation (the "Credit Facility") which provides for a maximum aggregate credit amount of $55 million, including letter of credit commitments. This facility is utilized to fund working capital needs and standby letter of credit guarantees. At June 30, 2000, unused available borrowings under the revolving credit portion of the Credit Facility were $5.8 million. Congress Financial Corporation also provides a $25 million credit facility to Shasta. Shasta guarantees the Company's Credit Facility.

Pursuant to the terms of the Credit Facility, the Company was required to maintain a minimum net worth (as defined) of $8.0 million if the borrowing availability (as defined) under the Credit Facility falls below $10.0 million. At December 31, 1999 and through April 12, 2000, the Company was not in compliance with the minimum net worth covenant. The Company received a waiver for the violation of this covenant and on April 12, 2000, an amendment to the Credit Facility was executed to modify the minimum net worth covenant, whereby the minimum net worth covenant is measured on a monthly basis in 2000. The Company was not in compliance with the minimum net worth covenant (as amended) at June 30, 2000. Management expects to negotiate an amendment to the Credit Facility and receive a waiver from Congress Financial Credit during the third quarter of fiscal 2000.

The Company expects to incur losses from operations throughout fiscal 2000 due to low gross margins incurred in the first six months of 2000. The Company expects that losses in the third and fourth quarters of 2000 will decline as recently announced price increases take effect and modifications to product offerings at the Consumer Products Division are implemented. Cash from operations, together with borrowings under the Credit Facility, should be sufficient to meet the Company's operating and debt service requirements. The Company anticipates using primarily leases to finance its capital expenditure requirements.


INFLATION.

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


FORWARD-LOOKING INFORMATION

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things; (1) Increased competition from either domestic or foreign paper producers, including increases in more competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) variations in demand for our products; (3) changes in the cost or availability of the raw materials that we use, particularly market pulp; (4) costs of compliance with new environmental laws and regulations; (5) any decisions by us to make a significant acquisition or a significant increase in production capacity.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its revolving credit facility. If market interest rates for such borrowings had averaged 1% more during the six months ended June 30, 2000, the Company's interest expense would have increased, and income before income taxes would have decreased by approximately $50,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of a significant change in short-term interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

PART II


ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Note 7 of the Notes to Financial Statements included with the Company's Annual Report on Form 10-K filed April 12, 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(1)      None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibit is filed in response to Item 601 of Regulation S-K:

Exhibit No.       Description

27                Financial Data Schedule (filed herewith)


(b)      Reports on Form 8-K
         Reports on Form 8-K was filed March 30
         Report on Form 8-K was filed June 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINWELL INC.
(Registrant)


      August 14, 2000                 By:    \s\ Jeffrey A. Arnesen
----------------------------          ------------------------------------------
            Date                                 Jeffrey A. Arnesen
                                               Chief Financial Officer
                                             (Principal Financial Officer)

      August 14, 2000                 By:       \s\ Gary A. Hayden
----------------------------          ------------------------------------------
            Date                                    Gary A. Hayden
                                         President and Chief Operating Officer

                                  EXHIBIT INDEX

Exhibit No.       Description

27       Financial Data Schedule